Form 10-Q
period 1996-03-31
ARROW TRANSPORTATION CO
filed 1996-05-15
CIK 906599

UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                       FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from                  to


                                              Commission File No. 0-21922

                                               ARROW TRANSPORTATION CO.
                      (Exact name of Registrant as specified in its charter)

           Oregon                                    93-1103182
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization                       Identification No.)

10145 N. Portland Road, Portland, Oregon             97203
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (503)286-3661

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      [X]               No       [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Outstanding at March 31, 1996

Common stock, no par value                  4,150,314 Shares
                               1

                              ARROW TRANSPORTATION CO. AND SUBSIDIARY
                        Form 10-Q -- For the Quarter Ended March 31, 1996


                                             INDEX

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  a) Consolidated Balance Sheets -- March 31, 1996 and December 31, 1995

                  b) Consolidated Statements of Operations -- Three Months Ended March 31, 1996 and March 31, 1995

                  c) Consolidated Statements of Stockholders' Equity -- December 31, 1995 and March 31, 1996

                  d) Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1996 and March 31, 1995

                  e)       Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

Part I.           FINANCIAL INFORMATION
Item 1.           Financial Statements.
                                  ARROW TRANSPORTATION CO. AND SUBSIDIARY
                                       Consolidated Balance Sheets
                                          (Amounts in thousands)

                                                3/31/96
         ASSETS                                 (Unaudited)          12/31/95
                                                -----------          --------
Cash                                            $    30              $    33
Accounts receivable, net                          3,132                 2,976
Notes and other receivables                          59                    69
Repair parts and supplies                           558                   585
Prepaid expenses and deposits                       723                   736
Prepaid tires                                       537                   630
Assets held for sale                                322                   785
Deferred income taxes                               367                   367
                                                -------                -------
         Total current assets                     5,728                 6,181

Property and equipment, net                      13,631                14,218
Assets held for sale                                317                   317
Other assets                                        122                   131
                                                -------               -------

TOTAL ASSETS                                    $19,798               $20,847
                                                =======               =======

Accounts payable                                $ 1,545               $ 1,350
Accrued expenses                                  1,555                 1,684
Current portion of long-term debt and
  capital leases                                  3,155                 3,338
                                                  -----                 -----
         Total current liabilities                6,255                 6,372

Line of Credit                                    2,242                 1,825
Long-term debt                                    4,799                 4,959
Obligations under capital leases                  3,913                 4,480
Insurance reserves, claims and contingencies         25                    25
Deferred income taxes                               384                   627
                                                -------               -------
         TOTAL LIABILITIES                       17,618                18,288
                                                -------               -------
Stockholders' equity:
         Common stock                             4,879                 4,868
         Accumulated deficit                     (2,699)               (2,309)
                                                -------               -------
         TOTAL STOCKHOLDERS' EQUITY               2,180                 2,559
                                                -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $19,798               $20,847
                                                =======               =======
                     See notes to consolidated financial statements.

                                         3

                                  ARROW TRANSPORTATION CO. AND SUBSIDIARY
                                   Consolidated Statements of Operations
                                                 (Unaudited)
                                (Amounts in thousands, except per share data)

                                                   For the Three Months Ended
                                                   March 31,        March 31,
                                                    1996               1995
OPERATING REVENUES                                 $6,739           $7,912

OPERATING EXPENSES:
         Compensation                               3,967            4,309
         Supplies and maintenance                     816              979
         Fuel and fuel taxes                          601              610
         Depreciation and amortization                613              690
         Taxes and licenses                           253              344
         Insurance and claims                         201              174
         Selling and administration                   306              417
         Rent and purchased transportation            263              300
         Communication and utilities                  144              119
                                                   ------           ------
                  Total operating expenses          7,164            7,942
                                                   ------           ------
OPERATING LOSS                                       (425)             (30)

OTHER (INCOME) EXPENSE:
         Interest expense                             302              288
         Other (income) expense                       (94)             (11)
                                                   ------           ------
                  Total other expense                 208              277
                                                   ------           ------

INCOME (LOSS) BEFORE INCOME TAXES                    (633)            (307)
INCOME TAX EXPENSE (BENEFIT)                         (243)            (122)
                                                   ------           ------
NET INCOME (LOSS)                                  $ (390)          $ (185)
                                                   ======           ======
NET INCOME (LOSS) PER COMMON
  AND EQUIVALENT SHARE                             $ (.09)          $ (.04)
SHARES USED IN PER SHARE CALCULATION                4,150            4,178
                                                   ======           ======

                    See notes to consolidated financial statements.

                                  ARROW TRANSPORTATION CO. AND SUBSIDIARY
                              Consolidated Statement of Stockholders' Equity
                                                (Unaudited)
                                          (Amounts in thousands)

                                                                Total
                                Common Stock    Accumulated  Stockholders'
                                Shares  Amount   Deficit       Equity
                                ------  ------   -------       ------
Balance, December 31, 1995      4,141  $4,868    $(2,309)      $2,559

         Net loss                                   (390)        (390)
         Issuance of stock for
           Employee Stock
           Purchase Plan            9      11                      11
                                -----  ------     -------      ------
Balance, March 31, 1996         4,150  $4,879     $(2,699)     $2,180
                                =====  ======     =======      ======


                   See notes to consolidated financial statements.


                                       5

                               ARROW TRANSPORTATION CO. AND SUBSIDIARY
                                Consolidated Statements of Cash Flows
                                             (Unaudited)
                                       (Amounts in thousands)

                                                      Three Months Ended
                                                   March 31,         March 31,
                                                     1996              1995
                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                     $(390)            $ (185)
         Adjustments to reconcile net loss
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization      623                694
                  Deferred income taxes             (243)              (122)

         Changes in operating assets and
         liabilities:
                  Receivables                       (146)                87
                  Repair parts and supplies           27                 75
                  Prepaid expenses and deposits       13                  4
                  Prepaid tires                       93                 17
                  Accounts payable and accrued
                    expenses                         (32)              (125)
                  Insurance reserves and claims       --                (20)
                  Other                              (22)                --
                                                   -----             ------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                               (77)               425
                                                   -----             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                        (22)              (851)
         Proceeds from sale of assets held
           for sale and equipment                    479                 --
                                                   -----             ------
  NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                         457               (851)
                                                   -----             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in bank
           overdrafts                                 98               (144)
         Net borrowing on line of credit             417                155
         Proceeds from issuance of long-term debt     --              1,233
         Repayments:
                  Notes payable to bank               --               (219)
                  Long-term debt                    (244)              (262)
                  Capital lease obligations         (665)              (368)
         Issuance of common stock                     11                 35
                                                   -----             ------
  NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                        (383)               430
                                                   -----             ------
         NET INCREASE (DECREASE) IN CASH              (3)                 4
         CASH AT BEGINNING OF PERIOD                  33             $   32
                                                   -----             ------
         CASH AT END OF PERIOD                     $  30             $   36
                                                   =====             ======
         SUPPLEMENTAL DISCLOSURES OF CASH
           FLOW INFORMATION:
           Cash paid during the three months
           for interest                            $ 275             $  313

                          See notes to consolidated financial statements.

                                        6

                               ARROW TRANSPORTATION CO. AND SUBSIDIARY
                             Notes to Consolidated Financial Statements
                                            (Unaudited)

(1)      FINANCIAL STATEMENTS:

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying unaudited consolidated financial statements reflect in the opinion of management all adjustments considered necessary for a fair presentation as of March 31, 1996.

(2)      PROPERTY AND EQUIPMENT:

As part of the Company's profit improvement plan, the Company removed from its fleet and placed for sale 43 power units. These power units were reclassified to current assets as Assets held for sale at December 31, 1995. As of March 31, 1996 the Company had 15 units remaining to be sold.

(3)      CREDIT ARRANGEMENT:

In November 1995 the Company refinanced its combined credit arrangement with another lender. The new arrangement provides for a $4,000,000 line of credit at an interest rate of 1.5% over the lender's reference rate (8.25% at March 31, 1996). Maximum borrowing under the line is limited to the lesser of $4,000,000 or 85% of eligible accounts receivable which were $2,275,000 at March 31, 1996. The line of credit matures in November 1997.

The combined credit arrangement includes a $2,000,000 revolving to term loan facility to allow for the purchase of new and used revenue equipment on a revolving basis, converting to term loans. Any outstanding balance on this facility after six months from the initial funding will be converted to a term note with a maturity of three years from the date of conversion. Borrowings under the revolving to term loan will bear interest at 1.5% over the lender's reference rate. There was no balance outstanding under the revolving to term loan facility at March 31, 1996.

The combined credit arrangement includes various restrictive covenants including, a prohibition on dividends and minimum adjusted net worth. At March 31, 1996, the Company was in compliance with all of the debt covenants relating to this credit arrangement.

(4)      CONTINGENCIES, CLAIMS AND INSURANCE RESERVES:

The Company is party to five actual or pending proceedings, the materiality of which the Company is presently unable to assess:

(a) The Washington Department of Ecology ("Ecology") has served an administrative enforcement order on the Company and 16 other companies associated with the Yakima Railroad Area ("YRRA") in Yakima, Washington. Ecology alleges in the order that all 17 of the companies have some connection with the presence of the chemical Perchloroethylene ("PCE") in the ground water underlying the YRRA. The Company used carbon filtration to treat wash water from its trucks.

The spent carbon was taken by an independent transporter to the Cameron Yakima facility located within the YRRA. This transporter directly contracted with the Cameron-Yakima recycling facility. Ecology claims that Cameron-Yakima is a source of PCE contamination, along with other facilities located within the YRRA. The principal parties with respect to the enforcement order are Ecology, the Company and the 16 other companies that were served with the order. There are many other parties, not named on the order, who used Cameron-Yakima and are potentially liable for contamination at the site. The order directs the respondent parties to develop and implement a remedial investigation/feasibility study ("RI/FS") of the YRRA to identify the nature and extent of PCE contamination in the ground water. The order further directs the respondents to provide bottled drinking water to certain households within the YRRA, if PCE is detected in sampled domestic tap water. It is possible that, upon completion of the RI/FS, Ecology could order the Company and other parties to take further action, including remediation. Because of the preliminary status of this investigation, the Company is unable to determine or quantify in any meaningful way its potential liability, and therefore, cannot determine whether it will have a material effect on the Company's financial condition, results of operations, or cash flows.

(b) An action has been filed against the Company by a citizens group under the citizens suits provision of the Federal Water Pollution Control Act arising out of wastewater discharges at the Company's Portland facility.
The Company has substantially upgraded its wastewater treatment facilities at the Portland terminal, acting in cooperation with the City of Portland.
On March 11, 1996, the court heard the parties arguments for summary judgement. On April 24, 1996 the matter was decided in the Company's favor as the court ordered the case dismissed due to the plaintiff's lack of subject matter jurisdiction.

(c) The Company was added as a defendant to a case entitled Department of Labor & Industries vs. Puget Sound Trucklines, et al., in King County, Washington Superior Court, that alleges the Company, among others, has violated the overtime pay provisions of Washington state law. Puget Sound Truck Lines reached an out of court settlement with the Department of Labor and Industries. The case is now titled Rex W. Allen et al vs. Arrow Transportation Company. The action, as to the Company, involves 37 current and former Company employees, and seeks unspecified overtime pay, interest and attorney's fees.

The plaintiff recently indicated that it intended to amend its claim against the Company to include the Company's payment practices since 1991. If permitted and proven, this expansion would have the effect of increasing the Company's potential liability to the plaintiffs, and might affect the Company's employment practices in the State of Washington. The Company is unable at this time, however, to determine what effect, if any, this litigation will have on the Company's financial condition, results of operations, or cash flows.

(d) The Washington Department of Natural Resources filed an action against the Company and several other parties in November 1995. It seeks to recover cleanup costs totaling $389,000 from Arrow and the other parties, who all at various times leased a site in Seattle which was later acquired by the Department. Arrow leased a portion of the site for five years. Negotiations to apportion the liability are in the early stages. In light of the uncertainties inherent in this kind of action, the company is unable to determine at this time whether the action will have a material effect on the company's financial condition, results of operations, or cash flows.

The Company is a defendant in various claims and other legal proceedings arising in the ordinary course of business. While resolution of these matters cannot be predicted with certainty, management believes that the ultimate outcome of such litigation will not have a materially adverse effect on the Company's financial position, results of operations or cash flows. In addition to legal contingencies, management estimates the Company's liability for property, freight and workers' compensation claims based upon prior claim experience and records such liabilities in its financial statements.

(e) An action was filed against the Company on May 7, 1996, by Sal N. Cincotta in the United States District Court for the District of Oregon alleging breach of contract and unpaid wages. Mr. Cincotta was previously employed by the Company as its President and Chief Executive Officer, and was a director of the Company prior to his resignation on May 3, 1996. In his complaint, Mr. Cincotta seeks damages in an unspecified amount in excess of $50,000. Because of the recent nature of this action, the Company cannot determine whether costs of defense or the probable result of this litigation will have a material effect on the Company's financial condition, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company has made significant changes over the last few months and implemented a profit improvement plan which is expected to have a positive impact on the Company's results. The profit improvement plan, which was implemented during the first quarter of 1996, included management changes, corporate downsizing, terminal closures, fleet downsizing, strict spending controls, a refocussed marketing effort and the installation of an integrated total quality management ("TQM") program. The plan was structured to improve customer satisfaction and to achieve improvement in four key areas of the Company's operations: business volume, equipment utilization, non productive time and loaded mile ratio. The implementation of the profit improvement plan has been well received by the Company's associates and customers.

Although customer reaction to the changes at Arrow have been positive, this does not, however, translate into new and increased business volume or improvements in operating costs overnight. The rebuilding process takes time. The Company has taken steps to reduce operating costs, but our leverage position requires business volume to improve as well before profitability will return. During the first quarter of 1996 business volume was below the levels we would have liked to see. The first quarter was impacted by severe winter weather conditions, industry overcapacity due to sluggish freight demand and sharply higher fuel prices, especially on the west coast, our primary market. The Company, due to competitive conditions was not able to implement a fuel surcharge until May 1,1996.

These factors lead to a loss in the first quarter of 1996, but it was expected. Competition in our industry remains intense, with experts not predicting improvement in freight demand to materialize until the second half of 1996. Arrow's focus in 1996 is on its core western market where the Company believes it has a competitive edge.

RESULTS OF OPERATIONS

Revenues for the first quarter of 1996 decreased 14.8% compared to the first quarter of 1995. The decrease in revenues for the quarter was primarily attributable to continued sluggish freight demand caused by a slower economy, severe winter weather conditions and volume lost from terminal closures. During the fourth quarter of 1995 and the first quarter of 1996, the Company closed terminal facilities in Baton Rouge, Louisiana; Chattanooga, Tennessee; and Tulsa, Oklahoma.

Reflecting lower revenue levels caused principally by weaker demand in the quarter, total shipments in the first quarter were 7,051 compared to 8,484 for the three month period ended March 31, 1995, a decrease of 16.9% over the same period a year ago. Average miles per shipment increased to 445 from 403 compared to the first quarter of 1995. Average revenue per shipment increased to $938 from $916 in the first quarter of 1995. These increases were attributable to an increasing number of higher mileage shipments. Revenue per mile decreased to $2.11 from $2.27 for the same period a year ago as a result of continued pricing pressure caused by weak levels of freight demand and intense competition.

Operating expenses, as a percentage of revenue ("operating ratio"), increased to 106.3% in the first quarter of 1996 from 100.4% in the first quarter of

1995. Lower revenue levels, higher operating costs associated with severe winter weather, higher fuel prices and a continued low level of capacity utilization in the first quarter of 1996 were the principal reasons for the increase in the Company's operating ratio.

Compensation expense increased as a percentage of revenue when compared to the same period in 1995. The increase was primarily attributable to increases in union wage rates and costs associated with union benefit plans.

Fuel and fuel tax expense increased as a percentage of revenue when compared to the same period in 1995. The increase was primarily attributable to sharply higher fuel prices, especially on the west coast, the Company's primary market. The Company, due to competitive market conditions was not able to implement a fuel surcharge until May 1, 1996.

Depreciation and amortization as well as taxes and license expense have decreased in 1996 compared to the same period in 1995. The decreases were associated primarily with the Company's fleet downsizing program.

Insurance and claims expense increased as a percentage of revenue when compared to the same period in 1995. The increase was primarily attributable to higher liability insurance premiums.

Selling and administrative expenses decreased for the first quarter of 1996 when compared to the same period in 1995. The decrease was the result of certain costs associated with the opening of new terminals in 1995 and lower levels of legal fees offset by costs associated with the implementation of the Company's integrated TQM program.

The estimated effective rate of income tax was approximately 38% for the first quarter of 1996 and approximately 40% for the first quarter of 1995. The Company had a net loss of $390,000 or $.09 per share for the first quarter of 1996, compared to a net loss of $185,000 or $.04 per share for the three months ended March 31, 1995. The factors that lead to the net loss for the first quarter of 1996 were the low level of business volume and capacity utilization. The higher operating costs associated with this past winter's severe weather and higher fuel costs also impacted the results for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $77,000 for the three month period ended March 31, 1996. Net cash provided by investing activities of $457,000 for the three months ended March 31, 1996 represented proceeds of $479,000 from the sale of assets held for sale and equipment, offset by $22,000 of capital expenditures. As part of the Company's profit improvement plan the Company embarked on a fleet downsizing program in January 1996 with a goal of selling 43 power units. During the first quarter of 1996, the Company sold 28 power units.

In order to finance its operations and fund capital expenditures, the Company has obtained loans from its principal lender and loans, capital and operating leases from equipment manufacturers and other asset based lenders/lessors for its revenue equipment. The equipment loans/leases, which are of shorter duration (four to five years for tractors, five to seven years for trailers) than the economic useful lives of the equipment, result in maturities that tend to create working capital deficits. At March 31, 1996, the Company had a working capital deficiency of approximately $527,000. The recent losses by the Company have increased its working capital deficit. The Company will continue to obtain loans/leases with shorter maturities than the economic useful lives of the financed equipment. This method of financing can be expected to produce working capital deficits in the future.

In November 1995 the Company refinanced its combined credit arrangement with another lender. The new arrangement provides for a $4,000,000 line of credit at an interest rate of 1.5% over the lender's reference rate (8.25% at March 31, 1996). Maximum borrowing under the line is limited to the lesser of $4,000,000 or 85% of eligible accounts receivable which were $2,275,000 at March 31, 1996. The line of credit matures in November 1997.

The combined credit arrangement includes a $2,000,000 revolving to term loan facility to allow for the purchase of new and used revenue equipment on a revolving basis, converting to term loans. Any outstanding balance on this facility after six months from the initial funding will be converted to a term note with a maturity of three years from the date of conversion. Borrowings under the revolving to term loan will bear interest at 1.5% over the lender's reference rate. There was no balance outstanding under the revolving to term loan on facility at March 31, 1996.

The combined credit arrangement includes various restrictive covenants including, a prohibition on dividends and minimum adjusted net worth. At March 31, 1996, the Company was in compliance with all of the debt covenants relating to this credit arrangement.

Given the losses the Company experienced in 1995, the Company, during the first quarter of 1996, implemented a downsizing and restructuring plan aimed at reducing costs, improving operating efficiency, profitability and cash flow. In the opinion of management, provided the plan is successful and the Company's results of operation improve, funds expected to be generated from future operations, proceeds from its credit arrangements and the Company's ability to rely upon secured borrowing/leases should provide adequate liquidity.

In the event the Company's profit improvement plan is not successful and its results of operations fail to demonstrate improvement, (due to unanticipated expenses, delays, problems, difficulties or otherwise) available cash and credit facilities may not prove to be sufficient to fund operations. The Company would then be required to seek additional debt or equity financing. Although the Company is currently in the process of actively seeking additional equity financing, other than the Company's current credit arrangements, the Company has no current arrangements with respect to other sources of additional financing at this time. There can be no assurance that additional financing, if required, will be available to the Company on commercially reasonable terms, or at all.

SEASONALITY

Seasonality causes variations in the operations of the Company as well as industry-wide. Demand for the Company's services is generally highest during the summer and fall months. Historically, expenses are greater as a percentage of revenues in the winter months as operating efficiency is lower because of lower utilization rates and weather related costs. The severe winter weather during the first quarter of 1996 had an adverse impact on the Company's results.

INFLATION

The effect of inflation on the Company has not been significant during the last two years. However, an extended period of inflation could be expected to have an impact on the Company's earnings by causing interest rates, fuel and other operating costs to increase. Unless freight rates could be increased on a timely basis, operating results would be adversely affected. During the first quarter of 1996, fuel prices increased significantly. Negotiations with customers and market conditions did not allow the Company to institute a fuel surcharge until May 1, 1996.

DEREGULATION

The Company has historically derived significant revenue from intrastate shipments in the states of Oregon and Washington pursuant to operating authorities granted, and tariff rates approved, by the regulatory bodies in those states. Effective January 1, 1995, the authority of those states to regulate entry into those markets and the rates charged for such intrastate shipments were terminated by federal statute. This termination has resulted in increased competition and downward pressure on rates charged by the Company in these markets.

CONTINGENCIES

Information regarding contingencies is included in Note 4 to the financial statements beginning on page 7 and incorporated herein by reference.

Part II.          OTHER INFORMATION

Item 1.        Legal Proceedings   Information regarding legal proceedings is
                                   included in Note 4 paragraphs (a) through (e) to the financial statements beginning on page
                                   7 and incorporated herein by reference.

Item 2.        Changes in Securities                                        NONE

Item 3.        Defaults Upon Senior Securities                              NONE

Item 4.        Submission of Matters to a Vote of Security Holders          NONE

Item 5.        Other Information                                            NONE
Item 6.        Exhibits and Reports on Form 8-K                             NONE

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW TRANSPORTATION CO.
(Registrant)




Dated:  May 14, 1996                       By:  /s/ William J. Stanners, Jr.
                                                ----------------------------
                                                    William J. Stanners, Jr.
                                                    Vice President and Chief
                                                    Financial Officer