Form 10-Q
period 1996-06-30
ARROW TRANSPORTATION CO
filed 1996-08-14
CIK 906599

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ____________ to ________________

                  Commission File No. 0-21922

                     ARROW TRANSPORTATION CO.
     ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

         Oregon                                     93-1103182
- -------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

10145 N. Portland Road, Portland, Oregon             97203
- ----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (503) 286-3661

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)       No   ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                         Outstanding at June 30, 1996
- --------------------------            ----------------------------
Common stock, no par value                  4,161,141 Shares

                 ARROW TRANSPORTATION CO. AND SUBSIDIARY
             Form 10-Q -- For the Quarter Ended June 30, 1996



                                  INDEX

Part I.        FINANCIAL INFORMATION                                 Page
                                                                     ----
  Item 1. Financial Statements

            a) Consolidated  Balance  Sheets -- June 30, 1996 and
               December 31, 1995                                        3

            b) Consolidated  Statements of Operations -- Three and
               Six Months Ended June 30, 1996 and June 30, 1995         4

            c) Consolidated Statements of Shareholders' Equity --
               December 31, 1995 and June 30, 1996                      5

            d) Consolidated Statements of Cash Flows -- Six Months
               Ended June 30, 1996 and June 30, 1995                    6

            e) Notes to Consolidated Financial Statements               7

  Item  2.  Management's  Discussion and Analysis of  Financial
            Condition and Results of Operations                         9

Part II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                            13

  Item 2. Changes in Securities                                        13

  Item 3. Defaults Upon Senior Securities                              13

  Item 4. Submission of Matters to a Vote of Security Holders          13

  Item 5. Other Information                                            13

  Item 6. Exhibits and Reports on Form 8-K                             13

          Signatures                                                   14

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

                 ARROW TRANSPORTATION CO. AND SUBSIDIARY
                       Consolidated Balance Sheets
                          (Amounts in thousands)

                                            June 30,
                                             1996      December 31,
                   ASSETS                 (Unaudited)    1995
                                          -----------  ------------
Cash                                         $    31   $    33
Accounts receivable, net                       3,612     2,976
Notes and other receivables                       57        69
Repair parts and supplies                        579       585
Prepaid expenses and deposits                    517       736
Prepaid tires                                    471       630
Assets held for sale                             369       785
Deferred income taxes                            367       367
                                             -------   -------
 Total current assets                          6,003     6,181

Property and equipment, net                   13,080    14,218
Assets held for sale                              80       317
Other assets                                     113       131
                                             -------   -------
 TOTAL ASSETS                                $19,276   $20,847
                                             -------   -------
                                             -------   -------
Accounts payable                             $ 1,772   $ 1,350
Accrued expenses                               1,555     1,684
Current portion of long-term debt
 and capital leases                            3,011     3,338
                                             -------   -------
 Total current liabilities                     6,338     6,372

Line of credit                                 2,596     1,825
Long-term debt                                 4,447     4,959
Obligations under capital leases               3,590     4,480
Insurance reserves, claims and contingencies      25        25
Deferred income taxes                            174       627
                                             -------   -------
 TOTAL LIABILITIES                            17,170    18,288
                                             -------   -------

Shareholders' equity:
 Preferred stock - $5.00 par value:
    authorized 500,000 shares; issued
    and outstanding 50,000 shares                250      -
 Common stock - no par value: authorized
    10,000,000 shares; issued and outstanding
    4,161,141 shares in 1996 and
    4,140,859 shares in 1995                   4,887     4,868

 Accumulated deficit                          (3,031)   (2,309)
                                             -------   -------
 TOTAL SHAREHOLDERS' EQUITY                    2,106     2,559
                                             -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $19,276   $20,847
                                             -------   -------
                                             -------   -------

              See notes to consolidated financial statements.

                 ARROW TRANSPORTATION CO. AND SUBSIDIARY
                  Consolidated Statements of Operations
                               (Unaudited)
              (Amounts in thousands, except per share data)

                                          For  the Three       For the Six
                                           Months Ended        Months Ended
                                        ------------------  -------------------
                                        June 30,  June 30,  June 30,   June 30,
                                          1996      1995      1996       1995
                                        -------   -------  --------   -------
OPERATING REVENUES                       $7,419    $8,414   $14,158   $16,326
                                        -------   -------  --------   -------
OPERATING EXPENSES
Compensation                              4,173     4,265     8,140     8,574
Supplies and maintenance                    831     1,011     1,647     1,990
Fuel and fuel taxes                         692       642     1,293     1,252
Depreciation and amortization               616       701     1,229     1,391
Taxes and licenses                          274       338       527       682
Insurance and claims                        285       224       489       398
Selling and administration                  379       359       683       776
Rent and purchased transportation           344       375       606       675
Communication and utilities                 123       165       267       284
Gain on sale of revenue equipment             -       (20)        -       (20)
                                        -------   -------  --------   -------
     Total operating expenses             7,717     8,060    14,881    16,002
                                        -------   -------  --------   -------
OPERATING INCOME (LOSS)                    (298)      354      (723)      324
                                        -------   -------  --------   -------
OTHER (INCOME) EXPENSE:
     Interest expense                       280       326       582       614
     Other (income) expense                 (33)      (37)     (130)      (48)
                                        -------   -------  --------   -------
              Total other expense           247       289       452       566
                                        -------   -------  --------   -------
INCOME (LOSS) BEFORE INCOME TAXES          (545)       65    (1,175)     (242)
                                        -------   -------  --------   -------
INCOME TAX EXPENSE (BENEFIT)               (210)       26      (453)      (97)
                                        -------   -------  --------   -------
NET INCOME (LOSS)                       $  (335)  $    39  $   (722)  $  (145)
                                        -------   -------  --------   -------
                                        -------   -------  --------   -------
NET INCOME (LOSS) PER COMMON
 AND EQUIVALENT SHARE                   $ (0.08)  $   .01  $  (0.17)  $  (.03)
                                        -------   -------  --------   -------
                                        -------   -------  --------   -------
SHARES USED IN PER
  SHARE CALCULATION                       4,161     4,185     4,154     4,181
                                        -------   -------  --------   -------
                                        -------   -------  --------   -------

             See notes to consolidated financial statements.

                  ARROW TRANSPORTATION CO. AND SUBSIDIARY
               Consolidated Statement of Shareholders' Equity
                                (Unaudited)
                           (Amounts in thousands)




                                                                    Total
                         Preferred Stock  Common Stock Accumulated Shareholders'
                          Shares  Amount  Shares  Amount  Deficit    Equity
                          ------  ------  ------  ------  -------    ------
Balance, December 31, 1995  -       -      4,141  $4,868  $(2,309)   $2,559
Net loss                                                     (722)     (722)
Issuance of Preferred Stock   50  $  250                                250
Issuance of stock for
  Employee Stock
  Purchase Plan             -        -        20      19       -         19
                          ------  ------  ------  ------  -------    ------
Balance, June 30, 1996        50  $  250   4,161  $4,887  $(3,031)   $2,106
                          ------  ------  ------  ------  -------    ------

              See notes to consolidated financial statements.

                  ARROW TRANSPORTATION CO. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                           (Amounts in thousands)

                                                Six Months Ended
                                           ----------------------------
                                            June 30,           June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:         1996               1995
                                            --------           --------
 Net loss                                   $  (722)           $  (145)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization               1,246              1,399
  Deferred income taxes                        (453)               (97)
  Gain on sale of property and equipment         -                 (33)

  Changes in operating assets and liabilities:
   Receivables                                 (624)               694
   Repair parts and supplies                      6                100
   Prepaid expenses and deposits                219                245
   Prepaid tires                                159                 14
   Accounts payable and accrued expenses         21               (542)
   Insurance reserves and claims                 -                 (20)
   Other                                        (32)                -
                                            --------           --------
  Net cash provided by (used in)
   operating activities                        (180)             1,615
                                            --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                           (68)              (446)
 Proceeds from sale of assets
  held for sale and equipment                   662                 -
                                            --------           --------
Net cash provided by (used in)
 investing activities                           594               (446)
                                            --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in bank overdrafts         273               (127)
 Net borrowing on line of credit                771                603
 Proceeds from issuance of long-term debt        -                 596
 Repayments:
  Notes payable to bank                          -                (995)
  Long-term debt                               (696)              (553)
  Capital lease obligations                  (1,033)              (749)
 Issuance of preferred stock                    250                 -
 Issuance of common stock                        19                 58
                                            --------           --------
             Net cash used in
               financing activities            (416)            (1,167)
                                            --------           --------
 NET INCREASE (DECREASE) IN CASH                 (2)                 2

 CASH AT BEGINNING OF PERIOD                     33            $    32
                                            --------           --------
 CASH AT END OF PERIOD                      $    31            $    34
                                            --------           --------
                                            --------           --------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   -Increase in capital lease obligations
     and acquisition of equipment                -             $  691
   -Increase in debt obligations
     and acquisition of equipment                -                637
   -Increase in notes receivable upon
     sale of land (cost of land was $187)        -                200

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  -Cash paid during the six months
    for interest                            $   520            $  635

               See notes to consolidated financial statements.

            ARROW TRANSPORTATION CO. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                          (Unaudited)

(1)  FINANCIAL STATEMENTS:

The  results  of  operations  for the interim  periods  shown  in  this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying unaudited consolidated financial statements reflect in the opinion of management all adjustments considered necessary for a fair presentation as of June 30, 1996.

(2)  PROPERTY AND EQUIPMENT:

As   part  of  the  Company's  profit  improvement  plan,  the  Company removed from its fleet and placed for sale 43 power units. These power units were reclassified to current assets as Assets held for sale at December 31, 1995. As of June 30, 1996 the Company had 6 units remaining to be sold.

(3)  CREDIT ARRANGEMENT:

In November 1995 the Company refinanced its combined credit arrangement with another lender. The new arrangement provides for a $4,000,000 line of credit at an interest rate of 1.5% over the lender's reference rate (8.25% at June 30, 1996). Maximum borrowing under the line is limited to the lesser of $4,000,000 or 85% of eligible accounts receivable which were $2,918,000 at June 30, 1996. The line of credit matures in November 1997.

The   combined  credit  arrangement  includes  a  $2,000,000  revolving to term loan facility to allow for the purchase of new and used revenue equipment on a revolving basis, converting to term loans. Any outstanding balance on this facility after six months from the initial funding will be converted to a term note with a maturity of three years from the date of conversion. Borrowings under the revolving to term loan will bear interest at 1.5% over the lender's reference rate. There was no balance outstanding under the revolving to term loan facility at June 30, 1996.

The combined credit arrangement includes various restrictive covenants including, a prohibition on dividends and minimum adjusted net worth. At June 30, 1996, the Company was in compliance with all of the debt covenants relating to this credit arrangement.

(4)  SHAREHOLDERS' EQUITY

In May 1996, the Company issued 50,000 unregistered shares of Class A convertible preferred stock with a par value of $5.00 per share under a Preferred Stock Purchase and Option Agreement ( "the Agreement" ). The Agreement includes an option
to         purchase   an   additional  50,000   shares   of   Class   A
convertible preferred stock at an exercise price of $5.00 per share. The option expires on June 30, 2001. Each share of preferred stock is convertible at any time at the option of the holder, into ten shares of the Company's common stock. The preferred stock bears a 7% annual dividend, payable each May at the Company's option either in cash or in additional shares of preferred stock. The preferred stock will be entitled to vote on an as-converted basis and to preference on any liquidation of the Company.

(5)  CONTINGENCIES, CLAIMS AND INSURANCE RESERVES:

The Company is party to four actual or pending proceedings, the materiality of which the Company is presently unable to assess:

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

The spent carbon was taken by an independent transporter to the Cameron Yakima facility located within the YRRA. This transporter directly contracted with the Cameron-Yakima recycling facility. Ecology claims that Cameron-Yakima is a source of PCE contamination, along with other facilities located within the YRRA. The principal parties with respect to the enforcement order are Ecology, the Company and the 16 other companies that were served with the order. There are many other parties, not named on the order, who used Cameron-Yakima and are potentially liable for contamination at the site. The order directs the respondent parties to develop and implement a remedial investigation/feasibility study ("RI/FS") of the YRRA to identify the nature and extent of PCE contamination in the ground water. The order further directs the respondents to provide bottled drinking water to certain households within the YRRA, if PCE is detected in sampled domestic tap water. It is possible that, upon completion of the RI/FS, Ecology could order the Company and other parties to take further action, including remediation. A number of the parties have tentatively agreed to settle Ecology's claims on a basis that is not acceptable to the Company. If the settlement is completed, and the Company is unable to reach separate settlement, the Company may be potentially liable for remediation costs that are not recovered from the settling parties and for contribution. Because of the preliminary status of this investigation, the Company is unable to determine or quantify in any meaningful way its potential liability, and therefore, cannot determine whether it will have a material effect on the Company's financial condition, results of operations, or cash flows.

(b) The Company was added as a defendant to a case entitled DEPARTMENT OF LABOR & INDUSTRIES VS. PUGET SOUND TRUCKLINES, ET AL., in King County, Washington Superior Court, that alleges the Company, among others, has violated the overtime pay provisions of Washington state law. Puget Sound Truck Lines reached an out of  court  settlement  with  the Department of  Labor  and  Industries.
The case is now titled REX W. ALLEN ET AL VS. ARROW TRANSPORTATION COMPANY. The action, as to the Company, now involves 30 current and former Company employees, as eight plaintiffs recently reached a settlement with the Company. The remaining plaintiffs seek unspecified overtime pay, interest and attorney's fees.

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


(c) The Washington Department of Natural Resources filed an action against the Company and several other parties in November 1995. It seeks to recover cleanup costs totaling $389,000 from Arrow and the other parties, who all at various times leased a site in Seattle which was later acquired by the Department. Arrow leased a portion of the site for five years. Settlement discussions are under way but have not been concluded. In light of the uncertainties inherent in this kind of action, the company is unable to determine at this time whether the action will have a material effect on the company's financial condition, results of operations, or cash flows.

(d)   An  action  was  filed against the Company on  May  7,  1996,  by
Sal N. Cincotta in the United States District Court for the District of Oregon alleging breach of contract and unpaid wages. Mr. Cincotta was previously employed by the Company as its President and Chief Executive Officer, and was a director of the
Company prior to his resignation on May 3, 1996. In his complaint, Mr. Cincotta seeks damages in an unspecified amount in excess of $50,000. Because of the recent nature of this action, the Company cannot determine whether costs of defense or the probable result of this litigation will have a material effect on the Company's financial condition, results of operations, or cash flows.

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

Item   2.    Management's   Discussion  and   Analysis   of   Financial
Condition and Results of Operations.

The Company made significant changes during the first half of 1996 and implemented a profit improvement plan. The profit improvement plan, which was implemented during the first half of 1996, included management changes, corporate downsizing, terminal closures, fleet downsizing, strict spending controls, a refocussed marketing effort and the installation of an integrated total quality management ("TQM") program. The plan was structured to improve customer satisfaction and to achieve improvement in the Company's operations. The implementation of the profit improvement plan has been well received by the Company's associates and customers.

Although customer reaction to the changes at Arrow have been positive, this does not, however, translate into new and increased business volume or improvements in operating costs immediately. The rebuilding process will take time. The Company has taken steps to reduce operating costs, but it's leverage position requires business volume to improve as well before profitability will return. During the first half of 1996 business volume was below the levels we would have liked to seen. During the first half of 1996 business volume was impacted by severe winter weather conditions, industry overcapacity due to sluggish freight demand and sharply higher fuel prices, especially on the west coast, our primary market.

These factors lead to a loss in the first half of 1996. Competition in our industry remains intense, with experts not predicting material improvement in freight demand to materialize during 1996. Arrow's focus in 1996 will continue to be on its core western market where the Company believes it has a competitive edge.

RESULTS OF OPERATIONS

Revenue   for  the  quarter  and  six  months  ended  June   30,   1996
decreased 11.8% and 13.3%, respectively, compared to the same periods in 1995. The decrease in revenue for both the quarter and six month period is primarily due to continued sluggish freight demand and volume lost from terminal closures. The decrease in revenue for the six months ended June 30, 1996 also reflects the impact of severe winter weather conditions on results for the first quarter of 1996. During the fourth quarter of 1995 and the first quarter of 1996, the Company closed terminal facilities in Baton Rouge, Louisiana; Chattanooga, Tennessee; and Tulsa, Oklahoma. In July 1996, the Company closed its terminal in Port Neches, Texas.

Shipments totaling 7,760 and 14,811 for the quarter and six months ended June 30, 1996, respectively, represent decreases of 12.7% and 14.8% compared to the same periods in 1995. Average miles per shipment increased to 446 and 445 for the quarter and six months ended June 30, 1996, respectively, from 433 and 418 for the same periods in 1995. The increased miles per shipment reflects the increased number of higher mileage shipments associated with business generated in Texas. Revenue per mile decreased to $2.10 for the quarter and six months ended June 30, 1996, compared to $2.16 and $2.21 for the same periods in 1995 as a result of continued pricing pressure caused by weak levels of freight demand and intense competition.

Operating expenses, as a percentage of revenue ("operating ratio"), increased to 104.0% and 105.1% for the quarter and six months ended June 30, 1996, respectively, compared to 95.8% and 98.0% for the same periods in 1995. Lower revenue levels, higher operating costs associated with severe winter weather, higher fuel prices and a continued low level of capacity utilization in 1996 were the principal reasons for the increase in the Company's operating ratio.

Compensation  expense  increased  as  a  percentage  of  revenue   when
compared to the same periods in 1995. The increase was primarily attributable to increases in union wage rates and costs associated with union benefit plans.

Fuel  and  fuel  tax  expense  increased as  a  percentage  of  revenue when compared to the same periods in 1995. The increase was primarily attributable to sharply higher fuel prices, especially on the west coast, the Company's primary market.

Depreciation   and   amortization  as  well  as   taxes   and   license
expense has decreased in 1996 compared to the same periods in 1995. The decreases were associated primarily with the Company's fleet downsizing program.

Insurance  and  claims  expense increased as a  percentage  of  revenue
when  compared  to  the  same  periods  in  1995.   The  increase   was
primarily attributable to higher liability insurance premiums.

Selling and administrative expenses increased slightly for the second quarter of 1996 when compared to the same period in 1995, but have decreased for the comparable six month periods. The overall decrease primarily reflects nonrecurring 1995 costs associated with the opening of new terminals, offset by costs associated with the implementation of the Company's integrated TQM program in 1996.

The estimated effective income tax rate was approximately 38% for both the second quarter and six month period ending June 30, 1996, compared to a rate of approximately 40% for the same periods in 1995. The Company reported a net loss of $335,000 or
$.08 per share for the second quarter of 1996, and a net loss of $722,000 or $.17 per share for the six months ended June 30,
1996. The Company reported net income of $39,000 or $.01 per share for the second quarter of 1995, and a net loss of $145,000 or $.03 per share for the six months ended June 30, 1995. The factors that lead to the net losses for 1996 were the low level of business volume and capacity utilization, higher operating costs associated with this past winter's severe weather, and higher fuel costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $180,000 for the six months ended June 30, 1996. Net cash provided by investing activities of $594,000 for the six months ended June 30, 1996 represented proceeds of $662,000 from the sale of assets held for sale and equipment, offset by $68,000 of capital expenditures.
As part of the Company's profit improvement plan the Company embarked on a fleet downsizing program in January 1996 with a goal of selling 43 power units. The Company sold 37 power units during the six months ended June 30, 1996.

In order to finance its operations and fund capital expenditures, the Company has obtained loans from its principal lender and loans, capital and operating leases from equipment manufacturers and other asset based lenders/lessors for its revenue equipment.
The equipment loans/leases, which are of shorter duration (four to five years for tractors, five to seven years for trailers) than the economic useful lives of the equipment, result in maturities that tend to create working capital deficits. At June 30, 1996, the Company had a working capital deficiency of approximately $335,000. The recent losses by the Company have increased its working capital deficit. The Company will continue to obtain loans/leases with shorter maturities than the economic useful lives of the financed equipment. This method of financing can be expected to produce working capital deficits in the future.

In November 1995 the Company refinanced its combined credit arrangement with another lender. The new arrangement provides for a $4,000,000 line of credit at an interest rate of 1.5% over the lender's reference rate (8.25% at June 30, 1996). Maximum borrowing under the line is limited to the lesser of $4,000,000 or 85% of eligible accounts receivable which were $2,918,000 at June 30, 1996. The line of credit matures in November 1997.

The   combined  credit  arrangement  includes  a  $2,000,000  revolving to term loan facility to allow for the purchase of new and used revenue equipment on a revolving basis, converting to term loans. Any outstanding balance on this facility after six months from the initial funding will be converted to a term note with a maturity of three years from the date of conversion. Borrowings under the revolving to term loan will bear interest at 1.5% over the lender's reference rate. There was no balance outstanding under the revolving to term loan on facility at June 30, 1996.

The combined credit arrangement includes various restrictive covenants including, a prohibition on dividends and minimum adjusted net worth. At June 30, 1996, the Company was in compliance with all of the debt covenants relating to this credit arrangement.

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

To  date  in  1996,  the profit improvement plan  has  yet  to  restore
the  Company  to  a  positive cash flow position.   In  the  event  the
Company's profit improvement plan is not successful and its results of operations fail to demonstrate improvement, (due to unanticipated expenses, delays, problems, difficulties or otherwise) available cash and credit facilities may not prove to be sufficient to fund operations. The Company would then be required to seek additional debt or equity financing. Although the Company obtained an additional $250,000 in capital during the second quarter and is currently in the process of actively seeking additional equity financing, other than the Company's current credit arrangements, the Company has no current arrangements with respect to other sources of additional financing at this time. There can be no assurance that additional financing, if required, will be available to the Company on commercially reasonable terms, or at all.

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings:    Information regarding legal
                              proceedings is included in Note 5
                              paragraphs (a) thru (d) to the
                              financial statements on page 8 and
                              incorporated herein by reference.

Item 2. Changes in Securities Information regarding changes in securities is included in Note 4 to
                              the financial statements on page 7
                              and incorporated herein by
                              reference.

Item 3. Defaults Upon Senior Securities           NONE

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of shareholders on June 18, 1996 the shareholders elected five directors, each for terms expiring at the 1997 Annual Meeting. Votes cast in relation to this matter are summarized as follows:

                                      AGAINST OR   ABSTENTIONS AND
       NAME                 FOR        WITHHELD    BROKER NON-VOTES
- ---------------------    ---------    ----------   -----------------
William R. Blosser       2,708,282      715,617          -0-
James N. Cutler, Jr.     2,706,204      717,695          -0-
Robert H. Cutler         2,703,204      720,695          -0-
Jerry A. Parsons         2,708,282      715,617          -0-
Thomas D. Taylor         2,706,762      717,137          -0-

The shareholders approved a proposal to amend the Arrow Transportation Co. Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under the plan from 100,000 to 200,000. Votes cast in relation to this matter are summarized as follows:

                      Against or               Abstentions and
   For                 Withheld               Broker Non-Votes
- ---------             ----------              -----------------
2,650,594               766,105                    7,200


The  shareholders  also ratified the appointment  of  Deloitte  &
Touche  LLP  to serve as independent auditors to the Company  for
the  Year  1996.   Votes  cast in relation  to  this  matter  are
summarized as follows:

                      Against or               Abstentions and
   For                 Withheld               Broker Non-Votes
- ---------             ----------              -----------------
2,713,652               710,047                     200

Item 5.  Other Information                         NONE

Item 6.  Exhibits and Reports on Form 8-K          NONE



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW TRANSPORTATION CO.
(Registrant)




Dated: August 13, 1996         By: /s/ William J. Stanners, Jr.
- ----------------------             ---------------------------------
                                   William J. Stanners, Jr.
                                   Vice President and Chief Financial Officer