Form 10-Q
period 1996-09-30
ARROW TRANSPORTATION CO
filed 1996-11-12
CIK 906599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from                    to
                                   --------------------  --------------------

                           Commission File No. 0-21922

                            ARROW TRANSPORTATION CO.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

           Oregon                                      93-1103182
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

10145 N. Portland Road, Portland, Oregon               97203
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:    (503) 286-3661

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      (X)               No       ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at September 30, 1996
--------------------------                     ---------------------------------
Common stock, no par value                     4,172,762  Shares

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
              Form 10-Q -- For the Quarter Ended September 30, 1996



                                      INDEX

Part I.       FINANCIAL INFORMATION                                        Page
                                                                           ----
  Item 1.     Financial Statements

          a)  Consolidated Balance Sheets --September 30, 1996 and          3
              December 31, 1995

          b)  Consolidated Statements of Operations -- Three and Nine       4
              Months Ended September 30, 1996 and September 30, 1995

          c)  Consolidated Statements of Shareholders' Equity --            5
              December 31, 1995 and September 30, 1996

          d)  Consolidated Statements of Cash Flows -- Nine Months Ended    6
              September 30, 1996 and September 30, 1995

          e)  Notes to Consolidated Financial Statements                    7

  Item 2.     Management's Discussion and Analysis of Financial Condition   9
              and Results of Operations

Part II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                            13

  Item 2.     Changes in Securities                                        13

  Item 3.     Defaults Upon Senior Securities                              13

  Item 4.     Submission of Matters to a Vote of Security Holders          13

  Item 5.     Other Information                                            13

  Item 6.     Exhibits and Reports on Form 8-K                             13

              Signatures                                                   14

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Amounts in thousands)


                                              September 30,
                                              1996                  December 31,
            ASSETS                            (Unaudited)              1995
                                              -------------         ------------

Cash                                          $        415        $          33
Accounts receivable, net                             3,191                2,976
Notes and other receivables                             49                   69
Repair parts and supplies                              558                  585
Prepaid expenses and deposits                          242                  736
Prepaid tires                                          471                  630
Assets held for sale                                    66                  785
Deferred income taxes                                  367                  367
                                              -------------        -------------
         Total current assets                        5,359                6,181

Property and equipment, net                         12,397               14,218
Assets held for sale                                    80                  317
Other assets                                           104                  131
                                              -------------        -------------
         TOTAL ASSETS                         $     17,940        $      20,847
                                              =============        =============

Accounts payable                              $      1,374        $       1,350
Accrued expenses                                     1,937                1,684
Current portion of long-term debt and
    capital leases                                   2,926                3,338
                                              -------------        -------------
         Total current liabilities                   6,237                6,372

Line of credit                                       2,587                1,825
Long-term debt                                       4,005                4,959
Obligations under capital leases                     3,251                4,480
Insurance reserves, claims and contingencies            25                   25
Deferred income taxes                                    2                  627
                                              -------------        -------------
         TOTAL LIABILITIES                          16,107               18,288
                                              -------------        -------------
Shareholders' equity:
    Preferred stock - $5.00 par value:
    authorized 500,000 shares; issued
    and outstanding 50,000 shares                      250                 -
    Common stock - no par value:
    authorized 10,000,000 shares; issued
    and outstanding 4,172,762 shares in
    1996 and 4,140,859 shares in 1995                4,895                4,868

    Accumulated deficit                             (3,312)              (2,309)
                                              -------------        -------------

         TOTAL SHAREHOLDERS' EQUITY                  1,833                2,559
                                              -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $     17,940         $     20,847
                                              =============        =============


                 See notes to consolidated financial statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)





                                     For the Three Months Ended         For the Nine Months Ended
                                   ------------------------------     ------------------------------
                                   September 30,    September 30,     September 30,    September 30,
                                        1996              1995             1996            1995
                                      --------          --------        ---------       ---------

OPERATING REVENUES                   $  7,099         $   8,237         $ 21,257        $ 24,563

OPERATING EXPENSES

Compensation                            3,973             4,439           12,113          13,013
Supplies and maintenance                  871               993            2,518           2,983
Fuel and fuel taxes                       617               669            1,910           1,921
Depreciation and amortization             598               705            1,827           2,096
Taxes and licenses                        307               329              834           1,011
Insurance and claims                      152               240              641             638
Selling and administration                291               343              974           1,118
Rent and purchased transportation         353               358              959           1,033
Communication and utilities               119               161              386             445
Gain on sale of revenue equipment         (19)               (6)             (19)            (26)
                                      --------          --------        ---------       ---------
         Total operating expenses       7,262             8,231           22,143          24,232


OPERATING INCOME (LOSS)                  (163)                6             (886)            331

OTHER (INCOME) EXPENSE:
         Interest expense                 264               304              846             918
         Other (income) expense            26               (16)            (104)            (64)
                                      --------          --------        ---------       ---------
                  Total other expense     290               288              742             854

INCOME (LOSS) BEFORE INCOME TAXES        (453)             (282)          (1,628)           (523)
INCOME TAX EXPENSE (BENEFIT)             (172)             (113)            (625)           (210)
                                      --------          --------        ---------       ---------

NET INCOME (LOSS)                     $  (281)          $  (169)        $ (1,003)       $   (313)
                                      ========          ========        =========       =========

NET INCOME (LOSS) PER COMMON
 AND EQUIVALENT SHARE                 $  (.07)          $  (.04)        $   (.24)       $   (.07)
                                      ========          ========        =========       =========

SHARES USED IN PER
  SHARE CALCULATION                     4,170             4,193            4,159           4,185
                                      ========          ========        =========       =========


                 See notes to consolidated financial statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                         Total
                                 Preferred Stock     Common Stock      Accumulated    Shareholders'
                                  Shares  Amounts    Shares  Amounts      Deficit        Equity
                                  ------  -------    ------  -------      -------        ------
Balance, December 31, 1995          -        -        4,141   $4,868     $(2,309)        $2,559

Net loss                                                                  (1,003)        (1,003)
Issuance of Preferred Stock           50     $250                                           250
Issuance of Stock for
    Employee Stock
    Purchase Plan                   -        -           32       27         -               27
                                  ------  -------    ------  -------     --------       --------

Balance, September 30, 1996           50     $250     4,173   $4,895     $(3,312)       $ 1,833
                                  ======  =======    ======  =======     ========       ========
































                 See notes to consolidated financial statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)
                                                                  Nine Months Ended
                                                            -----------------------------
                                                            September 30,   September 30,
                                                                1996            1995
                                                            ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $  (1,003)      $   (313)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                           1,854          2,109
        Deferred income taxes                                    (625)          (210)
        (Gain) loss on sale of property and equipment              26            (43)

        Changes in operating assets and liabilities:
            Receivables                                          (195)           455
            Repair parts and supplies                              27            143
            Prepaid expenses and deposits                         494            450
            Prepaid tires                                         159             39
            Accounts payable and accrued expenses                 245           (435)
            Insurance reserves and claims                          -             (62)
            Other                                                 (22)            -
                                                            ----------      ---------
        Net cash provided by  operating activities                960          2,133
                                                            ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (95)           (531)
    Payments received on notes receivable                         -               61
    Proceeds from sale of assets held for sale and equipment   1,040              30
                                                            ----------      ---------
       Net cash provided by (used in) investing activities       945            (440)
                                                            ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in bank overdrafts                        32            (166)
    Net borrowing (payments) on line of credit                   762            (235)
    Proceeds from issuance of long-term debt                      -            2,996
    Repayments:
      Notes payable to bank                                       -           (2,317)
      Long-term debt                                          (1,205)           (901)
      Capital lease obligations                               (1,389)         (1,146)
      Issuance of preferred stock                                250              -
      Issuance of common stock                                    27              81
                                                            ----------      ---------
      Net cash used in financing activities                   (1,523)         (1,688)
                                                            ----------      ---------
    NET INCREASE  IN CASH                                        382               5

    CASH AT BEGINNING OF PERIOD                                   33              32
                                                            ----------      ---------
    CASH AT END OF PERIOD                                   $    415        $     37
                                                            ==========      =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
      -Increase in capital lease obligations                $     -         $    784
          and acquisition of equipment
      -Increase in debt obligations and acquisition               -              637
          of equipment
      -Increase in notes receivable upon sale of                  -              200
          land (cost of land was $187)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      -Cash paid for interest                               $    829        $    940
      -Cash paid for income taxes                                  3               5

                 See notes to consolidated financial statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)    Financial Statements:

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying unaudited consolidated financial statements reflect in the opinion of management all adjustments considered necessary for a fair presentation as of September 30, 1996.

(2)    Property and Equipment:

As part of the Company's profit improvement plan, the Company removed from its fleet and placed for sale 43 power units. These power units were reclassified to current assets as assets held for sale at December 31, 1995. As of September 30, 1996 the Company had 2 units remaining to be sold.

(3)    Credit Arrangement:

The Company's combined credit arrangement provides for a $4,000,000 line of credit at an interest rate of 1.5% over the lender's reference rate (8.25% at September 30, 1996). Maximum borrowing under the line is limited to the lesser of $4,000,000 or 85% of eligible accounts receivable which were $2,667,000 at September 30, 1996. The line of credit matures in November 1997.

The combined credit arrangement includes a $2,000,000 revolving to term loan facility to allow for the purchase of new and used revenue equipment on a revolving basis, converting to term loans. Any outstanding balance on this facility after six months from the initial funding will be converted to a term note with a maturity of three years from the date of conversion. Borrowing under the revolving to term loan will bear interest at 1.5% over the lender's reference rate. There was no balance outstanding under the revolving to term loan facility at September 30, 1996.

The combined credit arrangement includes various restrictive covenants including a prohibition on dividends and minimum adjusted net worth. At September 30, 1996, the Company was not in compliance with the minimum adjusted net worth covenant relating to this credit arrangement. The Company obtained a waiver of this covenant from the lender.

(4)    Shareholders' Equity

In May 1996, the Company issued 50,000 unregistered shares of Class A convertible preferred stock with a par value of $5.00 per share under a Preferred Stock Purchase and Option Agreement ("the Agreement"). The Agreement includes an option to purchase an additional 50,000 shares of Class A convertible preferred stock at an exercise price of $5.00 per share. The option expires on June 30, 2001. Each share of preferred stock is convertible at any time at the option of the holder, into ten shares of the Company's common stock. The preferred stock bears a 7% annual dividend, payable each May at the Company's option either in cash or in additional shares of preferred stock. The preferred stock will be entitled to vote on an as-converted basis, and to a preference on any liquidation of the Company.

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

The spent carbon was taken by an independent transporter to the Cameron Yakima facility located within the YRRA. This transporter directly contracted with the Cameron-Yakima recycling facility. Ecology claims that Cameron-Yakima is a source of PCE contamination, along with other facilities located within the YRRA. The principal parties with respect to the enforcement order are Ecology, the Company and the 16 other companies that were served with the order. There are many other parties, not named on the order, who used Cameron-Yakima and are potentially liable for contamination at the site. The order directs the respondent parties to develop and implement a remedial investigation/feasibility study ("RI/FS") of the YRRA to identify the nature and extent of PCE contamination in the ground water. The order further directs the respondents to provide bottled drinking water to certain households within the YRRA, if PCE is detected in sampled domestic tap water. It is possible that, upon completion of the RI/FS, Ecology could order the Company and other parties to take further action, including remediation. A number of the parties have tentatively agreed to settle Ecology's claims on a basis that is not acceptable to the Company. If settlement is completed, and the Company is unable to reach a separate settlement, the Company may be potentially liable for remediation costs that are not recovered from the settling parties and for contribution. Because of the preliminary status of this investigation, the Company is unable to determine or quantify in any meaningful way its potential liability, and therefore, cannot determine whether it will have a material effect on the Company's financial condition, results of operations, or cash flows.

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

(d) An action was filed against the Company on May 7, 1996, by Sal N. Cincotta in the United States District Court for the District of Oregon alleging breach of contract and unpaid wages. Mr. Cincotta was previously employed by the Company as its President and Chief Executive Officer, and was a director of the Company prior to his resignation on May 3, 1996. On October 18, 1996 Mr. Cincotta filed a motion for summary judgement in this action, seeking $458,139 in total damages. Because of the recent nature of this action, the Company cannot determine whether costs of defense or the probable result of this litigation will have a material effect on the Company's financial condition, results of operations, or cash flows. The Company is vigorously defending this action.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include but are not limited to those discussed below and the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The Company has made significant changes since the first of the year and continues to make changes to its operations in order to achieve reductions to its operating cost structure. The Company recently began implementation of phase II of its profit improvement plan. The phase II plan includes reductions in corporate and support staff, selected fleet downsizing, operating cost reductions, redeployment of equipment from Texas to the West Coast and the restructuring of certain term debt and lease arrangements. The changes the Company is making are meant to focus the Company on its core competencies, to reduce waste and redundancies in its processes, and improve cash flow. Although the changes the Company has made and continues to make are expected to produce improved results, the full benefit of the many actions the Company is taking will not be realized immediately. The rebuilding process takes time.

The Company's leverage position requires business volume to improve before profitability will return. During 1996 business volume has been impacted by intense competition due to industry over- capacity, sluggish freight demand, terminal closures and severe winter weather conditions earlier in the year. Operating costs were adversely impacted by sharply higher fuel prices, especially on the west coast, and higher union wage and benefit rates. These factors lead to a loss for the first nine months of 1996. Competition in our industry remains intense, with experts not predicting material improvement in freight demand to materialize during 1996. Arrow's focus will continue to be on its core western market where the Company believes it has a competitive edge.

Results of Operations

Revenue for the quarter and nine months ended September 30, 1996 decreased 13.8% and 13.5%, respectively, compared to the same periods in 1995. The decrease in revenue for both the quarter and nine month period is primarily due to continued sluggish freight demand and volume lost from terminal closures. The decrease in revenue for the nine months ended September 30, 1996 also reflects the impact of severe winter weather conditions on results for the first quarter of 1996. During the fourth quarter of 1995 and the first quarter of 1996, the Company closed terminal facilities in Baton Rouge, Louisiana; Chattanooga, Tennessee; and Tulsa, Oklahoma. In July 1996, the Company closed its terminal in Port Neches, Texas.

Shipments totaling 7,950 and 22,761 for the quarter and nine months ended September 30, 1996, respectively, represent decreases of 6.1% and 11.9% compared to the same periods in 1995. Average miles per shipment decreased to 387 and 425 for the quarter and nine months ended September 30, 1996, respectively, from 453 and 428 for the same periods in 1995. Revenue per mile was $2.25 and $2.15 for the quarter and nine months ended September 30, 1996, compared to $2.13 and $2.18 for the same periods in 1995. The fluctuations in miles per shipment and revenue per mile are primarily due to the reduction in high mileage shipments associated with the Port Neches terminal, which was closed in July 1996.

Operating expenses, as a percentage of revenue ("operating ratio"), increased to 102.3% and 104.2% for the quarter and nine months ended September 30, 1996, respectively, compared to 99.9% and 98.7% for the same periods in 1995. Lower revenue levels, higher operating costs as a result of increased union wage and benefit rates, sharply higher fuel prices and a continued low level of capacity utilization in 1996 were the principal reasons for the increase in the Company's operating ratio.

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

Insurance and claims expense decreased for the third quarter of 1996 when compared to the same period in 1995, but is comparable for the nine month periods. The decrease for the quarter reflects favorable adjustments on the Company's fleet liability policy.

Selling and administrative expenses have decreased when compared to the same periods in 1995. The decreases primarily reflect nonrecurring 1995 costs associated with the opening of new terminals, and reduced legal fees offset by costs associated with the implementation of the Company's integrated TQM program in 1996.

The estimated effective income tax rate was approximately 38% for both periods in 1996, compared to a rate of approximately 40% for the same periods in 1995. The Company reported a net loss of $281,000 or $.07 per share for the quarter and a net loss of $1,003,000 or $.24 per share for the nine months ended September 30, 1996. The Company's losses were $169,000 or $.04 per share and $313,000 or $.07 per share for the comparable periods in 1995. Factors contributing to the losses in 1996 include the low level of business volume and capacity utilization, higher operating costs associated with this past winter's severe weather, and higher fuel costs.


Liquidity and Capital Resources

Net cash provided by operating activities was $960,000 for the nine months ended September 30, 1996. Net cash provided by investing activities of $945,000 for the nine months ended September 30, 1996 represented proceeds of $1,040,000 from the sale of assets held for sale and equipment, offset by $95,000 of capital expenditures. As part of the Company's profit improvement plan the Company embarked on a fleet downsizing program in January 1996 with a goal of selling 43 power units. The Company sold 41 power units during the nine months ended September 30, 1996.

In order to finance its operations and fund capital expenditures, the Company has obtained loans from its principal lender and loans, capital and operating leases from equipment manufacturers and other asset based lenders/lessors for its revenue equipment. The equipment loans/leases, which are of shorter duration (four to five years for tractors, five to seven years for trailers) than the economic useful lives of the equipment, result in maturities that tend to create working capital deficits. At September 30, 1996, the Company had a working capital deficiency of approximately $878,000. The recent losses by the Company have increased its working capital deficit. The Company will continue to obtain loans/leases with shorter maturities than the economic useful lives of the financed equipment. This method of financing can be expected to produce working capital deficits in the future.

The Company's combined credit arrangement provides for a $4,000,000 line of credit at an interest rate of 1.5% over the lender's reference rate (8.25% at September 30, 1996). Maximum borrowing under the line is limited to the lesser of $4,000,000 or 85% of eligible accounts receivable which were $2,667,000 at September 30, 1996. The line of credit matures in November 1997.

The combined credit arrangement includes a $2,000,000 revolving to term loan facility to allow for the purchase of new and used revenue equipment on a revolving basis, converting to term loans. Any outstanding balance on this facility after six months from the initial funding will be converted to a term note with a maturity of three years from the date of conversion. Borrowings under the revolving to term loan will bear interest at 1.5% over the lender's reference rate. There was no balance outstanding under the revolving to term loan on facility at September 30, 1996.

The combined credit arrangement includes various restrictive covenants including, a prohibition on dividends and minimum adjusted net worth. At September 30, 1996, the Company was not in compliance with the minimum adjusted net worth covenant relating to this credit arrangement. The Company obtained a waiver of this covenant from the lender.

During the first quarter of 1996, the Company, implemented a downsizing and restructuring plan to reduce costs, improve operating efficiency and cash flow, and to restore profitability. In September 1996, the Company began implementing phase II of its profit improvement plan. The phase II plan includes reductions in corporate and support staff, selected fleet downsizing, operating cost reductions, redeployment of equipment and the restructuring of certain term debt and lease arrangements. In the opinion of management, provided the plan is successful and the Company's results of operation improve, funds expected to be generated from future operations, proceeds from its credit arrangements and the Company's ability to rely upon secured borrowing/leases should provide adequate liquidity.

To date in 1996, the profit improvement plan has yet to restore the Company to a positive cash flow position. In the event the Company's profit improvement plan is not successful, it is unable to restructure its term debt and lease obligations, and its results of operations fail to demonstrate improvement, (due to unanticipated expenses, delays, problems, difficulties or otherwise) available cash and credit facilities may not prove to be sufficient to fund operations. The Company would then be required to seek additional debt or equity financing. Although the Company obtained an additional $250,000 in capital during the second quarter and is currently seeking additional equity financing, other than the Company's current credit arrangements, the Company has no current arrangements with respect to other sources of additional financing at this time. There can be no assurance that additional financing, if required, will be available to the Company on commercially reasonable terms, or at all.

Seasonality

Seasonality causes variations in the operations of the Company as well as industry-wide. Demand for the Company's services is generally highest during the summer and fall months. Historically, expenses are greater as a percentage of revenues in the winter months as operating efficiency is lower because of lower utilization rates and weather related costs.

Inflation

The effect of inflation on the Company has not been significant during the last two years. However, an extended period of inflation could be expected to have an impact on the

Company's earnings by causing interest rates, fuel and other operating costs to increase. Unless freight rates could be increased on a timely basis, operating results would be adversely affected. During the first quarter of 1996 and again in the third quarter of 1996, fuel prices increased significantly. Negotiations with customers and market conditions have not allowed the Company to fully recapture this increased cost.

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

ARROW TRANSPORTATION CO.
(Registrant)




Dated:                            By:  /s/ William J. Stanners, Jr.
      -------------                   ------------------------------------------
                                      William J. Stanners, Jr.
                                      Vice President and Chief Financial Officer