Form 10-K
period 1996-12-31
ARROW TRANSPORTATION CO
filed 1997-04-16
CIK 906599

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


For the fiscal year ended December 31, 1996:         Commission File No. 0-21922

                            ARROW TRANSPORTATION CO.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Oregon                                            93-1103182
----------------------------                       ----------------------------
(State or other jurisdiction                           (.R.S. Employer
of incorporation)                                           Identification No.)


10145 N. Portland Road, Portland, Oregon                      97203
----------------------------------------           ----------------------------
(Address of principal executive offices)                    (Zip Code)



                                 (503) 286-3661
               --------------------------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of The Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES (X) NO ( )

As of December 31, 1996 4,191,366 shares of Common Stock were outstanding, and the aggregate market value of the Common stock of Arrow Transportation Co. held by nonaffiliates (2,998,702 shares) was approximately $1,686,770 based on the market price at that date.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                            ARROW TRANSPORTATION CO.
                          1996 FORM 10-K ANNUAL REPORT
                                     PART I

ITEM 1.  BUSINESS

General

Arrow Transportation Co. is headquartered in Portland, Oregon and through a wholly-owned subsidiary, Arrow Transportation Co. of Delaware, is engaged primarily in the transportation of bulk liquid chemical products in intrastate and interstate commerce. Such companies are hereinafter collectively referred to as "Arrow" or the "Company." The Company commenced operations in 1931 and currently serves a wide variety of manufacturing and industrial users in the United States and Western Canada. The Company's operations are concentrated in Oregon, Washington, California and Texas in the United States and Alberta and British Columbia in Canada. Interstate operations between these locations and points throughout the United States are served.

The Company transports a wide variety of chemical products, including water treatment chemicals, paints and coatings, adhesives, acids, alcohols, chlorinated solvents, liquid plastics, corrosives, caustic materials and refined chemicals. The Company does not transport food products. Each of the products transported requires specialized trailers and experienced personnel with special skills necessary for safe and efficient handling of these various chemicals. The Company has received several national awards for safety and has consistently maintained a satisfactory rating from the United States Department of Transportation ("DOT"). The Company's strategy is to offer a complete line of chemical transportation services and to provide dependable, safe and timely service designed to meet the specialized needs of its customers.

Arrow also offers rail/truck bulk transfer services which enable shippers to take advantage of rail linehaul economics. The Company's domestic and international bulk intermodal container service and rail transloading operations allow Arrow to provide a portfolio of services to its customers.

At December 31, 1996, Arrow was approximately the 40th largest bulk commodity motor carrier in the United States and the leading bulk chemical commodity motor carrier in the Pacific Northwest. At December 31, 1996, Arrow operated a fleet of 162 tractors and 235 trailers. The Company's equipment is based at terminals in Portland, Oregon, Longview and Tacoma, Washington, Richmond and Downey, California, and Houston, Texas. The Company has a limited service satellite terminal in Eugene, Oregon. Arrow's terminal facilities cover the major Western and Southwestern traffic lanes, providing the Company with the ability to efficiently meet the needs of shippers in the United States and Western Canada.

Arrow Transportation Co. was organized in February 1992 under Oregon law to become the "parent" company of its wholly-owned subsidiary, Arrow Transportation Co. of Delaware, a corporation organized under the laws of the State of Delaware in 1931. The Company's executive offices are located at 10145 North Portland Road, Portland, Oregon 97203 and its telephone number is (503) 286-3661.

Historical Background

Arrow was established in 1931 as a transporter of bulk liquid petroleum products. The Company principally served the Pacific Northwest, transporting products such as gasoline, diesel fuel, lubrication oils, aviation fuels and fuel oils. During the mid 1980's, recognizing a need to diversify and expand its transportation service capabilities, Arrow acquired Inland Transportation Company of Seattle in 1985 and Widing Transportation of Portland in 1986. These acquisitions expanded Arrow's primary service area and range of products transported to include chemicals, compressed gasses and fertilizers.

In the summer of 1993, in order to take advantage of market opportunities, Arrow completed a public stock offering, raising approximately $4.3 million to provide the equity required to purchase modern revenue producing equipment, expand terminal facilities, and pay off debt.

After the public offering, the Company purchased 95 tractors, 87 trailers, and expanded its terminal network into the Texas and the southern U.S. The Company experienced rapid growth until the fall of 1994 when it experienced a strike by its mechanics and drivers in Oregon. The Company lost business as a result of service disruptions caused by the labor problems in 1994 and then several factors developed which negatively impacted its profitability. Slowing growth in the durable goods producing segments of the economy translated to soft freight demand during 1995. Additionally, intrastate deregulation in Oregon, Washington and Texas impacted rates and volume negatively as increased competition entered those markets.

Both revenue and earnings declined in 1995 as a result of overly aggressive geographic and fleet expansion in 1994 and 1995. The terminals and carrying capacity added in late in 1994 and early 1995 added to operating and overhead expense and were not effectively utilized because of lower business levels. Business volume declined in 1995 as a result of business lost from service and pricing issues, sluggish freight demand, the impact of deregulation of intrastate transportation and business lost as a result of service disruptions caused by 1994's labor problems. This low level of capacity utilization and lack of balance in its newer longhaul traffic lanes were the primary factors which contributed to the losses experienced in 1995.

Recognizing a need to improve  Arrow's  performance,  the Company  implemented a business plan in 1996 designed to restructure the Company and restore profitability. During the first three quarters of 1996, the Company implemented phase I of its business plan. This plan was designed to enhance the Company's overall competitiveness, productivity and efficiency through a reduction in operating and overhead costs. The plan downsized and restructured the organization to better serve its customers. Terminals were closed and excess linehaul carrying capacity was eliminated as Arrow sold 43 power units. An integral part of the business plan was the installation of a formal Total Quality Management ("TQM") program throughout the organization. Installation of the Company's TQM program included the training of all corporate and terminal staff and resulted in the empowerment of its front line managers and associates, streamlined terminal operations and it strengthened customer service.

The Company has made significant changes and continues to make changes to its operations in order to achieve reductions in its operating cost structure. During the fourth quarter of 1996, the Company began implementation of phase II of its profit improvement plan. The phase II plan included additional reductions in corporate and support staff, selected fleet downsizing, operating cost reductions, redeployment of equipment and the restructuring of the Company's term debt and lease arrangements. The changes the Company is making are meant to focus the Company on its core competencies, to reduce waste and redundancies in its processes, and improve cash flow. Although the changes the Company has made and continues to make have reduced its operating cost structure and are expected to produce improved results, given the Company's leverage position, business volume must improve for the full benefit of the many actions the Company has taken to be realized.

Business Strategy

Arrow's business strategy is to offer high quality, environmentally secure, specialized chemical transportation services in the tank truckload carrier market. Arrow concentrates its resources and efforts primarily on the transportation of bulk chemicals. Management believes that there are significant opportunities to improve Arrow's profitability, operating efficiency and expand its customer base. Key aspects of the Company's business and growth strategies are as follows:

FOCUSED MARKETING EFFORT. The Company plans to increase business volume by focusing Arrow's business development efforts on the Western United States and Canada. Arrow will focus on those markets where it believes it has a competitive advantage, the Pacific Northwest and California. As an integral part of this strategy, the Company will focus its Texas long haul business only on those traffic lanes from Texas where the Company can obtain balanced freight demand with minimal empty miles.

IMPROVE UTILIZATION OF CARRYING CAPACITY. The Company plans to increase utilization of Arrow's carrying capacity and achieve balance between equipment levels and anticipated demand for Arrow's services. Arrow sold 43 excess tractors during 1996 and plans to sell certain equipment in 1997 to achieve an improvement in the balance of demand and equipment levels.

REDUCE ARROW'S OPERATING COST STRUCTURE. The Company has taken action to reduce staff, downsize and close certain terminals and to instituted strict spending controls to reduce costs. It has also undertaken a formal program to lower its operating costs and improve its operating efficiency and effectiveness through the implementation of an integrated total quality management program throughout the entire Company.

SEEK REPLACEMENT OF PRIVATE TANK TRUCK FLEETS. The Company continues to seek growth by replacing aging, less efficient private fleets operated by manufacturers, distributors and users of chemicals. The advantages of private fleet operations have been reduced since federal deregulation in 1980. Intrastate deregulation which became effective January 1, 1995 should further reduce the advantages of private fleet operation. Analysts who follow the truckload industry expect private fleet conversions to be an increasing source of growth.

INCREASE MARKET SHARE DURING INDUSTRY CONSOLIDATION. The highly fragmented tank truck industry is undergoing a consolidation as shippers are concentrating their business with fewer carriers. The safety and liability issues associated with transporting chemicals has lead the Chemical Manufacturers Association ("CMA") to develop the Responsible Care Program, which established rigid standards to ensure the proper handling and transportation of chemical products. Generally, only carriers that have modern equipment, insurance and safety programs that comply with the CMA's Responsible Care Program standards are becoming core carriers.

PROVIDE VALUE ADDED SERVICES. In addition to the Company's high quality transportation services, the Company provides other value-added services to its customers such as logistical coordination, rail tank car storage, transloading and private fleet and third party maintenance services. Intermodal transportation of International Standards Organization ("ISO") containers and cleaning services are additional sources of revenue. These services have enhanced the west coast distribution capabilities of chemical shippers and have established the Company as an integral part of its customers manufacturing and distribution networks.

Operations

The Company focuses its operational strategy on providing bulk chemical liquid transportation services to clients located across the U.S. and Canada. Arrow's primary source of revenue is received from linehaul services. Additional sources of revenue include rail/truck transloading services, rail car storage, ISO container intermodal services, maintenance services and third party tankwash services at Company operated tankwash facilities.

Arrow believes that its structure, based on interlinked operating terminals that provide the Company with a strong regional presence, customer contacts and operating controls of a regional carrier and centralized controls and operating guidelines that provide the Company with the coordination and efficiencies of a national carrier, allows the Company to maximize operating efficiency at all levels.

Terminal operations are regulated by specific safety, maintenance, customer service and other operating procedures established by the Company, which each terminal manager is responsible for implementing and maintaining. The implementation of Company policies is reviewed during field trips both by safety personnel and other Arrow executives while visiting the terminals. These regulations provide the basis for the uniform efficiency and safety of Arrow's operations and allow terminal managers to focus on managing the employees and
equipment   resources  at  their  terminal  rather  than  on  setting  operating procedures.

All terminals work together in an integrated and coordinated fashion. Constant monitoring of each terminal's operations and financial performance, as well as overall safety, training and customer service is undertaken at the Portland headquarters. Arrow's online communication system is also designed to facilitate this coordination by enabling the interaction of the various terminals among themselves as well as providing terminal managers with updates of operating data.

Transload Operations

The Company conducts a rail transloading operation which enables product to be transloaded directly from rail car to tank trailer. This allows shippers from outside the user's area to combine the economics of long- haul rail transportation with the service requirements of local truck delivery. Large volume shipments through a transload facility significantly improve the utilization of dedicated trailers over normal truck operations. The Company's first transload facility was established in 1991 at the Portland, Oregon terminal. The Company continues to explore opportunities to develop additional rail transloading capabilities.

Intermodal Operations

Arrow offers a wide range of intermodal services by transporting ISO containers on specialized chassis to and from a primary mode of transportation such as rail, barge or vessel. Arrow's intermodal operations provide both domestic and international service. The Company's strategically located facilities are staffed with highly trained operating personnel. The intermodal work force has been trained in operations, safety and quality assurance for a wide range of liquid chemical products. Arrow is focusing on the liquid chemical ISO container as the centerpiece of this service.

Tank Wash Operations

The Company operates three EPA and state licensed tank washing facilities, one in California, one in Oregon and one in Washington. These facilities are used for both Company equipment and as a means to generate additional tank washing revenue from shippers and other motor carriers. Management believes the availability of these facilities enables the Company to provide an integrated service package to its customers.

Equipment Rental Operations

In addition to its transport business, the Company also leases tractors and tank trailers to shippers. Trailers rented by shippers are used for standing storage or are transported by the Company on behalf of the shippers. Tractors are rented by customers in connection with their private fleet operations. The rental fee for these tractors and trailers is typically paid monthly.

Maintenance

All Arrow terminals, except Eugene, Oregon have full service maintenance facilities. The Portland, Oregon terminal has tractor and trailer rebuilding capabilities. All terminals are provided with computer generated reports which indicate when inspection and/or servicing of units is required. Arrow exceeds all requirements set forth by the DOT by performing periodic inspections on its tractors every 6,000 miles, and trailers every 60 days as part of its service/inspection program. All Arrow maintenance facilities are registered with the DOT and are qualified to perform all tank tests and inspections required under HM 183 for the Company's fleet and third parties.

Arrow fleet maintenance has been certified by the National Board of Boiler and Pressure Vessel Inspectors as being ASME qualified to perform cargo tank repairs,modifications and alterations. In 1995, the Comapny aquired the "R" stamp and certification. Since that time, maintenance services have been expanded to provide cargo tank and ISO container testing and repair services to private fleets and other tank truck operatiors.

Marketing and Customers

The Company has a sales, customer service and marketing staff supplemented by active client development work by senior management. Arrow's salespeople focus on covering accounts located in the Pacific Northwest, California and Texas as well as nationally at the corporate headquarters of its customers.

Major customers are added only after credit review and analysis by Arrow's credit manager. Arrow's salespeople are also aided by terminal managers and the dispatchers, who act as regional customer service representatives and continually coordinate the transportation needs of specific customers in their geographical area.

The Company operates under 49 State General Commodity Contract Authority and 49 State Interstate General Commodity Common Authority and intrastate authorities granted by various state public service commissions. Approximately, 75% of Arrow's revenues are generated pursuant to contractual agreements and each of the Company's 50 largest customers is under contract.

During the year ended December 31, 1996, the Company booked revenue from over 1,000 customers. Its largest customer represented approximately 4% of total revenues while the top twenty-five customers combined represented approximately 53% of total revenues. The Company's one hundred largest accounts represented approximately 85% of total revenues and approximately 75% of these accounts have been served by the Company for over 10 years.

Fleet

Tractor Operations
As of December 31, 1996, the Company operated 162 tractors (32 owned and 130 leased under lease agreements). The Company's tractor fleet is comprised of the following:

Model Year             Owned      Leased     Total as of 12/31/96
----------             -----      ------     --------------------
1995                      -         35                 35
1994                     25         70                 95
1993                      -         25                 25
1986                      2          -                  2
1984                      1          -                  1
1980-1983(1)              4          -                  4
                       -----      -----              -----
Total                    32        130                162

(1) All 1980-1986 model tractors were removed from active service effective January 1, 1997 and are scheduled for sale in 1997.

The Company has purchased or leased primarily new Freightliner tractors. Standardization of purchases enabled the Company to simplify its own training, control the cost of spare parts inventories and optimize its preventive maintenance programs. In accordance with the Company's restructuring plan, 43 tractors were sold during 1996.

Trailer Operations
As of December 31, 1996, the Company operated 235 trailers (201 owned and 34 leased under lease agreements). The Company's tank trailer fleet is comprised of the following:

Model Year         Owned         Leased       Total as of 12/31/96
----------         -----         ------       --------------------
1995                 18              -                18
1994                 37             23                60
1993                 48              -                48
1992                  1              -                 1
1990                  1             10                11
1989                 20              1                21
1988                 14              -                14
1986                  3              -                 3
1984                  1              -                 1
1980-1983(1)          6              -                 6
1970-1979            40              -                40
1960-1969            10              -                10
1958-1959             2              -                 2
                   -----         ------           -------
Total               201             34               235

(1)  Forty-Eight of the pre- 1984 trailers have been reconditioned.

A typical stainless steel trailer operated by the Company is 42.5 feet long (tandem axle), 8 feet wide, and 10.5 feet high.

The interior volume of these trailers typically ranges from 5,000 to 7,200 gallons, and their weight capacity ranges up to 65,000 pounds.

Employees

As of December 31, 1996, the Company employed 283 people, of whom 184 were drivers, 24 were mechanics, 12 were tank washers, 15 were rail yard and service personnel, and 48 were support personnel, including management and administration. Most terminals are headed by a terminal manager who has responsibility for hiring drivers and administrative personnel and, where applicable, mechanics, customer service and tank wash personnel.

The Company's drivers, tank cleaners, and shop and service personnel are represented by the Teamsters. Its mechanics are represented by the International Association of Machinist and Aerospace Workers. In 1994, during the process of contract negotiations, the Company experienced a four week strike by mechanics and drivers at its Portland, Oregon terminal. The strike ended upon ratification of five-year labor agreements. The new labor agreements, which cover all union employees, expire June 30, 1999.

Drivers

As of December 31, 1996, the Company utilized the services of 184 Company drivers who work exclusively for Arrow. Company drivers are selected in accordance with specific guidelines which focus primarily on safety records, driving experience and personal evaluations. The Company only employs qualified tank truck drivers with a minimum of two years of over-the road driving experience in trucks with a gross weight in excess of 26,000 pounds. These drivers are then enrolled in a training program which is administered by the Company's full time driver trainer.

Due to demographic and macroeconomic trends, the ability to attract and retain qualified drivers has become an increasingly difficult problem for the trucking industry. Management believes that Arrow's policy of utilizing Company drivers and its labor agreement provide the Company a competitive advantage with respect to driver retention and recruitment. Arrow's collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Teamsters") provides working conditions and a comprehensive benefit package which encourages longevity.

Driving hours are regulated by the DOT. Drivers can only drive for up to ten continuous hours. They must then rest for at least eight hours and cannot in any case drive more than 70 hours per eight day period.

Competition

The tank truck services business is extremely competitive and fragmented. The Company competes primarily with other tank truck carriers and private carriers in various states. With respect to certain aspects of its business, the Company also competes with intermodal transportation, railroads, flatbed and less-than-truckload carriers. Intermodal transportation has increased in recent years as reductions in train crew size and the development of new rail technology have reduced costs of intermodal shipping.


Competition for freight transported by the Company is based primarily on rates and service. Management believes that Arrow's overall size and availability of a wide range of equipment, together with its geographically dispersed local marketing/sales network and west coast terminals facilities present the Company with competitive advantages over many other truckload carriers in its core west coast market.

The Company's largest competitors are Matlack Systems, Inc., Chemical Leaman Tank Lines, Inc., Trimac Transportation Services, Ltd., and Montgomery Tank Lines and its affiliated companies as well as a number of privately held western regional carriers. There are approximately 200 recognized tank truck carriers, most of whom are primarily regional operators.

Insurance

The primary risks associated with the Comany's business are bodily injury and property damage, workers' compensation claims and cargo loss damage. The Company purchases insurance coverage against these risks. The Company has liability insurance coverage which meets or exceeds regulatory requirements. Coverage is provided for bodily injury and/or property damage liability resulting from the sudden and accidental "discharge, dispersal, release or escape of the pollutants" caused directly by the loading, unloading, upset, overturn or damage of a company vehicle as a result of its maintenance or use. The pollution coverage is more favorable than that purchased by certain other transporters, who may have only the federally mandated endorsement on their policy. The Company's policy does not allow the insurance carrier to charge back to the Company the amount paid for certain pollution losses arising out of the operation of the Company's vehicle. The Company's automobile liability policy provides comprehensive coverage with $10 million limit of liability per occurrence with no deductible. The insurance carrier is responsible for third party automobile liability claims on a first dollar basis. Each insurance policy is reviewed annually with outside insurance consultants to determine its adequacy in meeting losses and anticipating industry trends.

Safety

Management regularly communicates to employees concerning the interrelationship of Arrow's safety and insurance programs through the employee orientation process, newsletter, and regularly scheduled meetings at all locations. A safety award program affiliated with the National Safety Council is in place to recognize employees for their performance.

During 1996 the Company had 0.56 reportable accidents per million miles. A reportable accident, as defined by the DOT, is one involving death, personal injury with treatment sought immediately away from the accident or a disabled vehicle requiring towing. DOT has awarded the Company its highest safety rating for more than 15 consecutive years. Additionally, the Company has received national safety awards from the National Tank Truck Carriers Association. In addition to following DOT regulations requiring random drug test and post-accident drug testing, the Company rigorously enforces its accident reporting and follow-up standards.

A full time Environmental Manager, Safety Director and Driver Trainer are employed to supervise the implementation of Arrow's hiring and training function. Routine inspections are carried out by regulatory agencies in addition to those carried out by Arrow's consultants and insurance providers.

Regulation

As a motor carrier, the Company is regulated by the DOT and various state agencies. There are additional regulations specifically relating to the tank truck industry including testing and specifications of equipment and product handling requirements. The Company may transport most types of freight to and from any point in the United States over any route selected by the Company. The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. In addition, the Company's tank wash facilities are subject to stringent local, state and federal environmental regulations.

The Federal Motor Carrier Act of 1980 (the "Act") served to increase competition among motor carriers and limit the level of regulation in the industry (sometimes referred to as "deregulation"). The Act also enabled applicants to obtain ICC operating authority more readily and allowed interstate motor carriers such as the Company to change their rates by a certain percentage each year without ICC approval. The law also removed many route and commodity restrictions on the transportation of freight. In 1994, Congress adopted the Negotiated Rates Act which requires, among other things, written contracts between shippers and carriers.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Since 1989, DOT regulations have imposed mandatory drug testing of drivers. To date, the DOT's national commercial driver's license and drug testing requirement have not adversely affected the availability to the Company of qualified drivers. New alcohol testing rules adopted by the DOT became effective in January 1995, require certain tests for alcohol levels in drivers and other safety personnel. The Company does not believe the new rules will adversely affect the availability of qualified drivers.

The "Airport Improvement Act" (the "Act"), which became effective on January 1, 1995, essentially deregulated intra-state transportation of motor carriers. This Act prohibits individual states from regulating entry, pricing or service levels. However, the states retained the right to continue to require certification of carriers, but this certification is based only upon two primary fitness criteria: that of safety and insurance. Prior to January 1, 1995, the Company held intra-state authority in several states. Since that date, the Company has either been "grandfathered in" or has obtained the necessary certification to continue to operate in those states. In states that the Company was not previously authorized to operate, it has obtained certificates (or permits) allowing it to operate or is in the process of obtaining said certificates in order of importance to the Company.

From time to time, various legislative proposals are introduced to increase federal, state, or local taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the Company will be enacted.

Fuel

Any increase in fuel taxes or in fuel prices could have a direct impact on the Company's operating results to the extent that such increases could not be passed along to its customers. During 1996, fuel prices increased significantly. Market conditions did not allow the Company to fully recapture this increased cost.

ITEM 2.  PROPERTY

The principal properties of the Company consist of six full service terminal locations, and one satellite terminal location. The Company's executive offices occupy a portion of the Portland terminal. Also at the Portland facility, a rail spur allows for rail/truck transloading services. The tank wash facilities at the full service terminals, which are regulated by the EPA and state authorities, and are used for both Company equipment and as a means to generate additional tank washing revenue from shippers and other motor carriers.

Management believes the availability of these facilities enables the Company to provide an integrated service package to its customers.

The following table is a summary of Arrow's facilities:

                                  Owned or
   Location                        Leased             Function
   --------                      ---------            --------

   Portland, Oregon                 Leased            Executive Offices, Dispatch, Intermodal,
                                                      Maintenance, Transloading, and Tank
                                                      Cleaning Facilities

   Eugene, Oregon                   Leased            Satellite

   Tacoma, Washington               Leased            Dispatch, Intermodal, Maintenance, and
                                                      Tank Cleaning Facilities

   Longview, Washington             Leased            Dispatch, Maintenance and Intermodal
                                                      Facilities

   Richmond, California             Leased            Dispatch, Intermodal, Maintenance, and
                                                      Tank Cleaning Facilities

   Downey, California               Leased            Dispatch, Intermodal, and Maintenance

   Houston, Texas                   Leased            Dispatch, Intermodal,and Maintenance,




ITEM 3.  LEGAL PROCEEDINGS

See Managements' Discussion and Analysis, "Contingencies"


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock traded on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol "ARRW", until March 11, 1997. On March 11, 1997 the Company's common stock was delisted by Nasdaq as it no longer met Nasdaq's minimum listing requirements. Effective March 12, 1997, the Company's common stock began trading on the OTC Electronic Bulletin Board System. The following table sets forth the high and low closing prices as reported by the Nasdaq Stock Market.

                                                Prices
         Quarter Ended                  Low              High
         -------------                  ---              ----
         March 31, 1995                 3                5
         June 30, 1995                  2 3/4            3 3/8
         September 30, 1995             1 3/4            3
         December 31, 1995              1 1/4            2 1/2

         March 31, 1996                 11/16            1 1/2
         June 30, 1996                  11/16            1 1/8
         September 30, 1996             13/16            1
         December 31, 1996              11/32            15/16

The Company has not paid any cash dividends on the common stock in the past and anticipates that, for the foreseeable future, it will retain any earnings available for dividends for use in its business. Further, the Company's credit arrangement with its lender does not allow the Company to declare or pay dividend on its common stock. There were approximately 1,500 shareholders of common stock as of March 31, 1997.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial statements (including the Notes thereto) presented elsewhere. The selected consolidated financial data have been derived from the Consolidated Financial Statements.

Five Year Selected Financial Data
(Dollars in thousands, except per share amounts)


   Year Ended December 31,             1996        1995        1994        1993        1992
                                    ---------   ---------   ---------   ---------   ---------
   Operating revenues               $ 27,579    $ 31,416    $ 34,110    $ 24,824    $ 24,990
   Income (loss)                    $ (1,787)   $ (1,820)   $     18    $    753    $    857
   Net income (loss) per common
       and equivalent share         $   (.43)   $   (.43)   $   0.00    $    .21    $    .28

   At December 31,
   Total assets                     $ 16,639    $ 20,847    $ 24,184    $ 21,060    $ 12,222
   Long-term indebtedness           $  7,814    $ 11,264    $ 10,548    $ 10,124    $  5,333
   Shareholders' equity (deficit)   $  1,063    $  2,259    $  4,282    $  4,189    $   (751)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND


RESULTS OF OPERATION

The following discussion should be read in conjunction with the Financial Statements of the Company and notes thereto appearing elsewhere herein.


Results of Operations

The following table sets forth certain financial data as a percentage of operating revenues:

                                                           Years Ended
                                                           December 31,
                                                    1996       1995       1994
                                                  -------    -------    -------
Operating revenues                                100.00%    100.00%    100.00%
Operating expenses
   Compensation                                    57.18      55.16      53.25
   Supplies and maintenance                        11.97      12.74      11.16
   Fuel and fuel taxes                              9.05       8.14       8.14
   Depreciation and amortization                    8.80       8.88       7.83
   Taxes and licenses                               3.92       4.36       4.26
   Insurance and claims                             3.07       2.82       3.22
   Selling and administration                       4.58       4.70       4.45
   Rent and purchased transportation                4.15       4.47       2.76
   Communications and utilities                     1.89       1.94       1.61
   Restructuring expense                            -          1.70       -
   Gain on disposition of revenue equipment       (0.12)      (0.10)     (0.58)
                                                  -------    -------    -------

           Total operating expenses               104.49     104.81      96.10
                                                  -------    -------    -------

   Operating income (loss)                         (4.49)     (4.81)      3.90
   Interest expense                                (3.55)     (3.91)     (3.78)
   Non-operating income (expense), net              0.17      (0.47)      0.07
                                                  -------    -------    -------
   Income (loss) before income taxes
        and extraordinary item                     (7.87)     (9.19)      0.05
   Income tax (benefit) expense                    (1.93)     (3.40)      0.00
                                                  -------    -------    -------
   Net income (loss) before extraordinary item     (5.94)     (5.79)      0.05
   Extraordinary item, net                         (0.54)      -          -
                                                  -------    -------    -------
   Net income (loss)                               (6.48%)    (5.79%)     0.05%
                                                  =======    =======    =======

This report contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include but are not limited to those discussed below.

The Company made significant changes in 1996 and continues to make changes to its operations in order to achieve reductions to its operating cost structure. The Company recently began implementation of phase II of its profit improvement plan. The phase II plan includes reductions in corporate and support staff, selected fleet downsizing, operating cost reductions, redeployment of equipment and the restructuring of certain term debt and lease arrangements. The changes the Company is making are meant to focus the Company on its core competencies, to reduce waste and redundancies in its processes, and improve cash flow.

Although the changes the Company has made and continues to make have reduced its operating cost structure and are expected to produce improved results, the full benefit of the many actions the Company has taken have yet to be realized.

The Company's leverage position requires business volume to improve before profitability will return. The Company did not achieve adequate business volume in its target markets in 1996 to effectively utilize its fleet. During 1996 business volume was impacted by intense competition due to industry over-capacity, sluggish freight demand, terminal closures and severe winter weather conditions. Operating costs were adversely impacted by sharply higher fuel prices, especially on the west coast, and higher union wage and benefit rates. These factors contributed significantly to the loss experienced during 1996. Competition in the tank truck industry remains intense with business increasingly becoming price sensitive. Arrow's focus will continue to be on its core western market where the Company believes it has a competitive edge.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Results of Operations

Operating Revenues

Revenue for the twelve months ended December 31, 1996 decreased $3,800,000, or 12.2% to $27,579,000 from $31,416,000 for the year ended December 31, 1995. The
Company's revenue declined in 1996 because of terminal closures and the reasons noted above. During 1996, as part of its restructuring plan, the Company closed terminals in Baton Rouge, LA, Chattanooga, TN, Port Neches, TX and Tulsa, OK. It also downsized and refocused its Houston, TX terminal on those lanes of traffic upon which it could achieve balanced freight demand.

Total shipments decreased 8.0% from 33,265 in 1995 to 30,602 in 1996. Average miles per shipment decreased to 405 from 431 in 1995, average revenue per shipment decreased to $901 from $944 in 1995, and revenue per mile increased from $2.16 to $2.18 for 1996. These changes reflect the elimination of some non-contributory long-haul business associated with the company's terminals in Texas and the Southern U.S. The effect of industry over-capacity on pricing also effected revenue per shipment.

Operating Expenses

Excluding the effect of the 1995 restructuring charge, operating expenses as a percentage of revenue ("operating ratio") increased from 103.1% in 1995 to 104.5% in 1996. Contractual increases in union wages and benefits combined with intense pricing pressure, the Company's inability to recover significantly increased fuel costs and the Company's low levels of capacity utilization in certain markets offset reductions in expenses that were achieved as part of the TQM program.

Compensation expense increased as a percentage of revenue to 57.18% from 55.2% in 1995. The increase was primarily a result of contractually increased union wages and benefits.

Supplies and maintenance expenses decreased as a percentage of revenue to 12.0% from 12.7% in 1995. The decrease was primarily a result of a reduction in the use of non-Company tank cleaning and repair services with the closure of terminals in the Southeast.

Fuel and fuel taxes increased to 9.1% of revenue from 8.1% of revenue in 1995. The increase reflects a significant increase in fuel prices, which the Company was not able to fully recapture due to market conditions.

Depreciation expense decreased $363,000 to 8.8% of revenue from 8.9% of revenue in 1995. The decrease primarily reflects the sale of 43 power units in 1996 as part of the Company's fleet downsizing

Taxes and  licenses  decreased  to 3.9% of revenue from 4.4% of revenue due to a
reduction  in  licensing   expenses  due  to  the  fleet   downsizing  and  some
non-recurring 1995 expenses.

Insurance and claims expense increased to 3.1% of revenue from 2.8% in 1995 due to the decreased sales volumes as the Company's fleet insurance expense was consistent from 1995 to 1996.

Selling and administration expenses decreased $211,000 to 4.6% of revenue from 4.7% in 1995. The decrease in selling and administration expenses was primarily a result of non-recurring 1995 expenses for costs associated with the opening of new terminals and lower levels of professional service fees, offset by costs incurred in 1996 to implement the TQM program.

Rent and purchased transportation decreased $260,000 to 4.2% of revenue compared to 4.5% in 1995. The decrease is primarily attributable to moratoriums on payments granted by creditors.

Interest and Other

Interest expense decreased $249,000 from 1995 to 1996 primarily due to the fleet downsizing and restructuring of the Company's long-term debt and capital lease obligations.

The Company reported $48,000 of non-operating income in 1996 compared to $148,000 of non-operating expense in 1995. The 1995 expense included a non-recurring $152,000 charge to write down specific receivables to net realizable value.

Income Taxes

The effective rate of income tax benefit decreased from 37% in 1995 to 25% in 1996 as the Company recorded a valuation allowance against its deferred tax asset in 1996.

Extraordinary Item, Net

The Company recorded a $150,000 charge for the net effect of restructuring its long-term debt obligations and the disposal of capital lease assets and the related obligations with the Company's creditors. The restructuring reduced payments due in 1997 by approximately $1 million.

Net Income (Loss)

The Company incurred a net loss of $1,787,000 or $.43 per share in 1996 compared to a net loss of $1,820,000 or $.43 per share in 1995. Decreased business volume caused by industry over-capacity, sluggish freight demand, terminal closures and severe winter weather conditions impacted revenues. Operating costs were adversely impacted by sharply higher fuel prices, especially on the west coast, and higher union wage and benefit rates. These factors along with the extraordinary charge to restructure the Company's obigations contributed significantly to the loss experienced during 1996.


Year Ended December 31, 1995 Compared to Year Ended December 31, 1994.

Both revenue and earnings declined in 1995 as a result of overly aggressive geographic and fleet expansion in 1994 and 1995. The terminals and carrying capacity added in late 1994 and early 1995 added operating and overhead expense and were not effectively utilized because of lower business levels. Arrow utilized less than 60% of its carrying capacity in 1995. This low level of capacity utilization and lack of balance in its new longhaul traffic lanes were the primary factors which contributed to the losses experienced in 1995.

Results of Operations

Operating Revenues

Revenue for the twelve months ended December 31, 1995 decreased $2,694,000, or 7.9% to $31,416,000 from $34,110,000 for the year ended December 31, 1994. The
Company's revenue declined in 1995 as a result of business lost from service and pricing issues, sluggish freight demand from slow growth in the durable goods producing sectors of the economy, the impact of deregulation of intrastate transportation and business lost as a result of service disruptions caused by 1994's labor problems.

Total shipments in 1995 were 33,265 compared to 40,515 in 1994 a decrease of 17.9% from the prior year. Average miles per shipment increased to 431 from 380 in 1994. Average revenue per shipment increased to $944 from $822 in 1994. The increases in miles and revenue per shipment reflect the higher mileage shipments associated with business generated at the company's terminals in Texas and the Southern U.S. Revenue per mile decreased slightly to $2.15 from $2.16. Excess empty miles associated with the higher mileage shipments from Texas and the Southern U.S. were primarily responsible for this decline.

Operating Expenses

Operating expenses as a percentage of revenue ("operating ratio"), increased to 104.8% in 1995 from 96.1% in 1994. The terminals and carrying capacity added in 1994 and in the first half of 1995 were not effectively utilized because of lower business levels. The Company's expansion and fleet modernization programs added to the Company's operating costs and carrying capacity. During 1995 the Company experienced higher operating expenses associated with increased union wages and benefits, the purchase/lease of new revenue equipment as well as costs associated with the Company's expansion into new markets. These increases combined with lower revenue levels and a restructuring charge of $535,000, recorded in the fourth quarter of 1995, were the primary reasons for the increase in the Company's operating ratio.

Compensation expense increased as a percentage of revenue to 55.2% from 53.3% in 1994. The increase was primarily a result of increased union wages and benefits and compensation costs associated with personnel added to staff the Company's new terminals.

Supplies and maintenance expenses increased as a percentage of revenue to 12.8% from 11.2% in 1994. The increase was primarily a result of a higher use of outside tank cleaning, equipment additions and increased parts, supplies and repair costs associated with the Company's new terminals.

Depreciation expense increased $120,000 to 8.9% of revenue from 7.8% in 1994. The increase was the result of equipment additions in late 1994 and in 1995 as part of the Company's fleet modernization program.

Insurance and claims expense decreased in 1995 to 2.8% of revenue from 3.2% in 1994. The decline was attributable to lower insurance costs which resulted from the company's favorable claims experience.

Selling and administration expenses increased to 4.7% of revenue from 4.5% in 1994. The increase in selling and administration expenses was primarily a result of certain costs associated with the opening of new terminals and higher levels of professional service fees.

Rent and purchased transportation increased to 4.5% of revenue compared to 2.8% in 1994. The increase was principally attributable to the addition of revenue equipment financed through operating leases.

Communications and utilities expense increased to 1.9% of revenue from 1.6% in 1994. The increase was a result of increased data line and cellular communications costs associated with the Company's terminal and fleet expansion.

During the fourth quarter of 1995, the Company's board of directors approved a profit improvement plan for 1996 to refocus the Company's operations on those markets where management and the board believe the Company has a competitive edge. The implementation of the plan will result in a downsizing of the company's fleet, a reduction in its corporate staff and the closure of terminals in Baton Rouge, LA, Chattanooga, TN and Tulsa, OK. The Company recorded a restructuring charge of $535,000 in the fourth quarter of 1995 to reflect the costs associated with implementing the profit improvement plan.

Interest and Other

Interest expense declined slightly in 1995 from 1994. Lower debt levels were primarily responsible for the decrease. The Company recorded net other expense of $148,000 in 1995 compared to $22,000 in 1994. The increase in net other expense was primarily related to an increase in reserves related to other assets the Company has determined may not be fully realizable.

Income Taxes

The estimated effective rate of income tax (benefit) for 1995 was 37%. In 1994, due to low earnings, there was no tax expense recognized.

Net Income(Loss)

The Company recorded a net loss of $1,820,000 or $.43 per share in 1995 compared to net income of $18,000 or $.00 per share in 1994. The net loss for 1995 was primarily caused by overexpansion of the Company's fleet and terminal network and a lack of balance in its new higher mileage traffic lanes from the Southern US. Lower revenue levels in 1995 combined with an increase in costs associated with the Company's increased carrying capacity and expanded terminal network resulted in a low level of capacity utilization in 1995. The low level of capacity utilization combined with higher operating costs related to the Company's expansion, labor agreement, fleet modernization program and restructuring charges were the principal reasons for the loss in 1995.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was approximately $1,263,000 for 1996 and $2,019,000 for 1995. Capital expenditures were $102,000 for 1996 compared to $1,671,000 for 1995. In 1995, the Company leased 35 new tractors and acquired 13 new stainless steel tank trailers due to purchase commitments.

In order to finance its operations and fund capital expenditures, the Company obtained loans from its principal lender and loans, capital and operating leases from equipment manufacturers and other asset based lenders/lessors for its revenue equipment. The equipment loans/leases, which are of shorter duration (four to five years for tractors, five to seven years for trailers) than the economic useful lives of the equipment, result in maturities that contribute to working capital deficits. At December 31, 1996 the Company had a working capital deficiency of approximately $3,367,000 compared to a deficiency of $489,000 at December 31, 1995. The equipment modernization program and associated financing combined with recent losses by the Company have created the working capital deficit. The increase in the Company's working capital deficiency from 1995 to 1996 also reflects a change in classification of the Company's line of credit borrowings to a current liability in 1996 due to its November 1997 maturity date.

The Company's combined credit arrangement provides for a line of credit at an interest rate of 1.5% over the lender's reference rate (8.25% at December 31, 1996). Maximum borrowing under the line is limited to the lesser of $4,000,000 or 85% of eligible accounts receivable which were $2,321,000 at December 31, 1996. The unused portion of the line of credit was $79,000 at December 31, 1996.

The combined credit arrangement includes various restrictive covenants including, a prohibition on dividends and minimum adjusted net worth. At December 31, 1996, the Company was in compliance with all of the debt covenants relating to this credit arrangement.

During the first quarter of 1996, the Company, implemented a downsizing and restructuring plan to reduce costs, improve operating efficiency and cash flow, and to restore profitability. In September 1996, the Company began implementing phase II of its profit improvement plan. The phase II plan included reductions in corporate and support staff, selected fleet downsizing, operating cost reductions, redeployment of equipment and the restructuring of certain term debt and lease arrangements. In the opinion of management, provided the plan is successful and the Company's results of operation improve, funds expected to be generated from future operations, proceeds from its credit arrangements and the Company's ability to rely upon secured borrowing/leases should provide adequate liquidity.

To date the Company has not achieved business volume sufficient to effectively utilize its fleet and as a result, the profit improvement plan has yet to restore the Company to a positive cash flow position. In the event the Company's profit improvement plan is not successful and its results of operations fail to demonstrate improvement, (due to unanticipated expenses, delays, problems, difficulties or otherwise) available cash and credit facilities will not prove to be sufficient to fund operations. The Company would then be required to seek additional debt or equity financing or obtain relief from its creditors. Although the Company obtained an additional $250,000 in capital during the second quarter of 1996 and restructured many of its term debt and lease obligations in the fourth quarter of 1996, other than the Company's current credit arrangements, the Company has no current arrangements with respect to other sources of additional financing at this time. There can be no assurance that additional financing or accomodations from creditors, if required, will be available to the Company on commercially reasonable terms, or at all.

In January 1997, the Company entered a loan agreement ("the Agreement") with the holder of the Company's preferred stock (the "Lender"). The Lender has agreed to advance funds to the Company at the Company's request. The principal balance of all funds advanced by the Lender shall bear interest at the rate of 10%, and all amounts loaned under the Agreement (including interest) shall be payable within ten days of written demand by Lender. The Company borrowed $100,000 from the Lender in January 1997.

Contingencies

The Company is party to four potentially material actual or pending proceedings:

(a) The Washington Department of Ecology ("Ecology") has named the Company as a potentially responsible party and served an administrative enforcement order on the Company and 16 other companies associated with the Yakima Railroad Area ("YRRA") in Yakima, Washington. Ecology alleges in the order that all 17 of the companies have some connection with the presence of the chemical Perchloroethylene ("PCE") in the ground water underlying the YRRA. The Company used carbon filtration to treat wash water from its trucks.

The spent carbon was taken by an independent transporter to the Cameron Yakima facility located within the YRRA. This transporter directly contracted with the Cameron-Yakima recycling facility. Ecology claims that Cameron-Yakima is a source of PCE contamination, along with other facilities located within the YRRA. The principal parties with respect to the enforcement order are Ecology, the Company and the 16 other companies that were served with the order. There are many other parties, not named on the order, who used Cameron- Yakima and are potentially liable for contamination at the site. The order directs the respondent parties to develop and implement a remedial investigation/feasibility study ("RI/FS") of the YRRA to identify the nature and extent of PCE contamination in the ground water. The order further directs the respondents to provide bottled drinking water to certain households within the YRRA, if PCE is detected in sampled domestic tap water. It is possible that, upon completion of the RI/FS, Ecology could order the Company and other parties to take further action, including remediation. Ecology has settled claims with a number of other potentially responsible parties at this site, but thus far the Company has not been able to settle this claim on a basis acceptable to the Company. If the Company is unable to reach a separate settlement, the Company may be potentially liable for remediation costs that are not recovered from the settling parties and for contribution.

Given the current status and inherent uncertainties in this matter the Company is unable to determine or quantify in any meaningful way its potential liability, and therefore, cannot determine whether it will have a material effect on the Company's financial condition, results of operations, or cash flows. The settlements thus far proposed by Ecology would have had material adverse effects on the Company's financial condition and cash flows.

(b) In 1991, the Company was added as a defendant to a case entitled Department of Labor & Industries vs. Puget Sound Trucklines, et al., in King County, Washington Superior Court, that alleges the Company, among others, has violated the overtime pay provisions of Washington state law. Puget Sound Truck Lines reached an out of court settlement with the Department of Labor and Industries in 1995. In May 1996, the case was restyled Rex W. Allen et al vs. Arrow Transportation Company. The action, as to the Company, now involves 30 current and former Company employees. Eight plaintiffs reached a settlement with the Company in 1996. The remaining plaintiffs seek unspecified overtime pay, interest and attorney's fees.

The plaintiff has indicated that it intends to amend its claim against the Company to include the Company's payment practices since 1991. If permitted and proven, this expansion would have the effect of increasing the Company's potential liability to the plaintiffs, and might affect the Company's future employment practices in the State of Washington. The Company is unable at this time, however, to determine what effect, if any, this litigation will have on the Company's financial condition, results of operations, or cash flows.

(c) The Washington Department of Natural Resources ("DNR") filed an action against the Company and several other parties in November 1995. It sought to recover cleanup costs totaling $389,000 from Arrow and the other parties, who all at various times leased a site in Seattle which was later acquired by the Department. Arrow leased a portion of the site for five years. The Company has reached an agreement in principle with DNR to settle this claim for a $47,500. The Company recognized the cost of this settlement in the fourth quarter of 1996.

(d) An action was filed against the Company on May 7, 1996, by Sal N. Cincotta in the United States District Court for the District of Oregon alleging breach of contract and unpaid wages. Mr. Cincotta was previously employed by the Company as its President and Chief Executive Officer, and was a director of the Company prior to his resignation on May 3, 1996. On October 18, 1996, Mr. Cincotta filed a motion for summary judgement in this action, seeking $458,139 in total damages. On February 11, 1997, a Magistrate Judge entered a Proposed Findings and Recommendation in favor of Mr. Cincotta, including an award of pre-judgement interest. The Company strongly objected to the Proposed Findings and Recommendation and appealed the issue to a District Court Judge. The Company continues to vigorously defend the matter. The Company cannot determine whether costs of defense or the probable result of this litigation will have a material effect on the Company's financial condition, results of operations, or cash flows. A ruling by the District Court Judge in favor of Mr. Cincotta, unless stayed and reversed on appeal would have a material adverse effect on the Company's financial condition and cash flows.

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

Deregulation

The Company has historically derived significant revenue from intrastate shipments in the states of Oregon and Washington pursuant to operating authorities granted, and tariff rates approved, by the regulatory bodies in those states. Effective January 1, 1995, the authority of those states to regulate entry into those markets and the rates charged for such intrastate shipments were terminated by federal statute. This termination has resulted in increased competition and downward pressure on rates charged by the Company in these markets. In 1995 and 1996, deregulation negatively impacted the Company's business in the Northwest as the Company lost business to new entrants into this market.


Item 8.  Financial Statements and Supplementary Data

          (a) Financial statements and exhibits filed under this item are listed in the index appearing on Page F-1 of this report.

          (b) Quarterly financial information (in thousands except per share data)(unaudited)

1996                                     1st quarter   2nd quarter   3rd quarter   4th quarter
-----                                    -----------   -----------   -----------   -----------
Operating revenues                       $    6,739    $    7,419    $    7,099    $    6,322
Income (loss) from operations                  (425)         (298)         (163)         (351)
Income (loss) before extraordinary item        (633)         (545)         (453)         (634)
Net income (loss)                              (390)         (332)         (281)         (784)
Net income (loss) per share
  before extraordinary item                    (.09)         (.08)         (.07)         (.15)

1995                                     1st quarter   2nd quarter   3rd quarter   4th quarter
-----                                    -----------   -----------   -----------   -----------
Operating revenues                       $    7,912    $    8,414    $    8,237    $    6,853
Income (loss) from operations                   (30)          354             6        (1,840)
Income (loss) before income taxes              (307)           65          (282)       (2,363)
Net income (loss)                              (185)           39          (169)       (1,505)
Net income (loss) per share                    (.04)          .01          (.04)         (.36)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not experienced a change in independent auditors or had any disagreements with its independent auditors, Deloitte & Touche LLP. Deloitte & Touche LLP has served as the Company's independent auditors since its inception and served as independent auditors of its subsidiary Arrow Transportation Co. of Delaware since 1988.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth information regarding the directors and executive officers of the Company:

          Name              Age             Position with the Company
------------------------    ---   ----------------------------------------------
Robert H. Cutler             77   Chairman, Chief Executive Officer
John D. Erwin                51   President, Chief Operating Officer
William J. Stanners, Jr.     42   Senior Vice President, Chief Financial Officer
William R. Blosser (1)       52   Director
James N. Cutler (1)          45   Director
Jerry A. Parsons (1)         61   Director
Thomas D. Taylor             80   Director

(1) member of Audit Committee

The directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

ROBERT H. CUTLER(1) Chairman, Chief Executive Officer, has been a director of the Company since 1982. Mr. Cutler was elected Chairman in January 1996. Mr. Cutler has over 50 years experience in the transportation industry. Mr. Cutler served as President of the American Trucking Association from 1967-1968. He served as Assistant to the President of Consolidated Freightways from 1946-1949, Executive Vice President of Bekins Van Lines from 1949-1952, President of Texas-Arizona Motor Freight from 1952-1962 and Chairman and Chief Executive Officer of Illinois-California Express from 1962 until his retirement in 1988. Mr. Cutler is Chairman of The Cutler Corporation. He also serves as a director of R&K Industrial Products, Laurance David, Inc. and Jen-Cel-Lite Co.

JOHN D. ERWIN was elected President, Chief Operating Officer in November 1996. He had served as Senior Vice President with responsibility for marketing and operations since joining the Company in 1993. He has over 25 years experience in the tank truck industry. Prior to joining Arrow, Mr. Erwin served as Vice President - Western Region of Matlack Systems, Inc., from 1984 to 1993.

WILLIAM J. STANNERS, JR. Senior Vice President, Chief Financial Officer, has served as CFO and corporate secretary since 1991. Prior to joining Arrow, Mr. Stanners served for 15 years in the financial services industry, concentrating in corporate finanace.

WILLIAM R. BLOSSER became a Director of the Company in May 1993. He is Manager of Planning and Environmental Sciences at CH2M Hill, one of the world's largest environmental engineering and consulting firms, headquartered in Denver, Colorado. Mr. Blosser is also the founder and owner of Sokol Blosser Winery, one of Oregon's largest wineries. He has served as Chairman of the State of Oregon Water Resources Commission, Chairman of the State of Oregon Land Conservation and Development Commission, and as a member of the Western States Water Council.

JAMES N. CUTLER, JR.(1) has been a director of the Company since September 1982. He is the President and a director of The Cutler Corporation, a holding company for two manufacturing firms. Mr. Cutler is also chairman of the Elk Island Corporation, a director and President of R&K Industrial Products Company of California and Chairman of Jen-Cel-Lite Corporation in Seattle, Washington. He also serves as President of Mid-Pacific Leasing Corporation and as a director of Hollywood Entertainment Corporation.

--------
     (1) Mr. Robert Cutler is James Cutler, Jr.'s uncle.

JERRY A. PARSONS became a Director of the Company in May 1993. He is the Executive Vice President Chief Financial Officer of Willamette Industries, Inc., a Fortune 500, diversified, integrated forest products company headquartered in Portland, Oregon.

THOMAS D. TAYLOR, was elected to the Board in June 1996. Mr. Taylor has over 50 years experience in the transportation industry. He served as President of Freightliner Corporation from 1946-1959 and Senior Vice Presdient of Consolidated Freightways, from 1956-1960. He was Owner and Chairman of Cummins Diesel, Cummins Northwest and Cummins Hawaii from 1961-1992. He is currently Chairman of Palaau Corporation.


Committees

The members of the Audit Committee are William R. Blosser, James N. Cutler, Jr. and Jerry A. Parsons. The Audit Committee represents the Board in discharging its responsibilities relating to the accounting, reporting and financial control practices of the Company and subsidiary. The Committee has general responsibility for surveillance of financial controls, as well as for accounting and audit activities of the Company and subsidiary.

The Committee annually reviews the qualifications of the independent certified public accountants, makes recommendations to the Board as to their selection, reviews the scope, fees and results of their audit and approves their non-audit services and related fees.

Item 11.          Management Remuneration and Transactions


Executive Compensation

The following table sets forth the total compensation paid or accrued by the Company for services rendered during the year ended December 31, 1996 by the Chief Executive Officer of the Company and each of the other most highly compensated executive officers of the Company whose total cash compensation for the year ended December 31, 1996, exceeded $100,000.

Name of Individual                  Annual Compensation
    Position                     Year     Salary     Bonus
    --------                     ----    --------    -----
Robert H. Cutler                 1996    $  2,000     -0-
Chairman, CEO                    1995    $  2,000     -0-
                                 1994    $ 65,000     -0-

John D. Erwin                    1996    $109,633     -0-
President, COO                   1995    $109,093     -0-
                                 1994    $102,799     -0-

Sal N. Cincotta                  1996    $ 60,637     -0-
Former President, CEO            1995    $157,611     -0-
                                 1994    $142,921     -0-

In December 1995, in conjunction with the Company's restructuring and profit improvement plan, the board of directors placed Mr. Cincotta on an indefinite leave of absence from the Company. In January 1996, Robert H. Cutler was elected chairman and in February 1996 was elected Interim Chief Executive Officer. On April 3, 1996, the board of directors approved a resolution to terminate Mr. Cincotta's contract. Mr. Cincotta was provided formal notice of the board of directors decision on that day and payments under this contract terminated on May 3, 1996. Mr. Cincotta resigned as an officer and director of the Company on May 3, 1996. Mr. Cutler was elected Chief Executive Officer in June 1996 and currently receives no compensation other than Board of Directors fees for his services as Chief Executive Officer.

Mr. Erwin joined the Company in August 1993. The Company, on August 30, 1993, entered into a three-year Employment agreement with Mr. John D. Erwin, pursuant to which he served as Senior Vice President of the Company. Mr. Erwin's contract was canceled in March 1996. In November 1996, Mr. Erwin was elected President and Chief Operating Officer.

                           Option Grants in Last Year

                                                                                Potential
                Number of     Percent of                                   Realizable Value at
               Securities    Total Options                                 Assumed Annual Rates
               Underlying     Granted to                               of Stock Price Appreciation
                 Options      Employees in    Exercise    Expiration   for Five Year Option Term (2)
Name           Granted (1)    Fiscal Year       Price        Date           5%             10%
----           -----------   -------------   ----------   ----------     --------       --------
John D. Erwin   100,000          35.7%         $0.50       11/20/02       63,814          80,525

(1) Each of the options reflected in this table was granted pursuant to Arrow Transportation Co.'s 1992 Non-Statutory Stock Option Plan. The exercise price of each option is equal to the fair market value of the Company's Common Stock on the date of grant. The options have a 5-year term and vest over four years.

(2) These assumed rates of appreciation are provided in order to comply with the requirements of the SEC and do not represent the Company's expectation as to the actual rate of appreciation of the Common Stock. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. The actual value of the options will depend on the performance of the Common Stock and may be greater or less than the amounts shown.


                            Year - End Options Values

                                                     Value of Unexercised
                   Number of Unexercised             In-the-Money Options
                 Options at Fiscal Year-End           at Fiscal Year End
Name             Exercisable   Unexercisable     Exercisable   Unexercisable
----             -----------   -------------     -----------   -------------
John D. Erwin       65,000           35,000               0               0


Compensation of Directors.

Each director who is not an employee of the Company is paid $500 per meeting for their attendance at Board meetings in addition to their out-of-pocket expenses for attendance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1996 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors,
(iii) the Company's executive officers and (iv) directors and executive officers as a group.

    Name of                    Amount and Nature of         Percent
Beneficial Owner               Beneficial Ownership         Of Class
----------------               ---------------------        --------
Robert H. Cutler                     516,760                 12.33%
James N. Cutler Jr.                  651,000(1)              15.53%
Jerry A. Parsons                      10,000(2)               0.24%
William R. Blosser                     2,000(3)               0.05%
Sal N. Cincotta                      518,000(4)              12.36%
William J. Stanners, Jr.              11,137(5)               0.27%
John D. Erwin                          1,767(6)               0.04%
All executive officers and
directors as a group (6 persons)    1,192,664                28.45%


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Robert Cutler, James Cutler, Jr. and Sal Cincotta entered into a shareholders agreement to provide that (i) Mr. Cincotta will have a right of first refusal to purchase any shares sold by either Robert Cutler of James Cutler , Jr. and (ii) Mr. Cincotta and Messrs. Robert Cutler and James Cutler, Jr. will each have co- sale rights in the event of a sale of shares by the other, unless such sale is made pursuant to Rule 144.

In January 1997, the Company entered a loan agreement ("the Agreement") with the holder of the Company's preferred stock (the "Lender"). The Lender has agreed to advance funds to the Company at the Company's request. The principal balance of all funds advanced by the Lender shall bear interest at the rate of 10%, and all amounts loaned under the Agreement (including interest) shall be payable within ten days of written demand by Lender. The Company borrowed $100,000 from the Lender in January 1997.

In May 1996, the Company issued to Thomas D. Taylor 50,000 unregistered shares of Class A convertible preferred stock with a par value of $5.00 per share under a Preferred Stock Purchase and Option Agreement ("the Agreement"). The Agreement includes an option to purchase an additional 50,000 shares of Class A convertible preferred stock at an exercise price of $5.00 per share. The option expires on June 30, 2001. Each share of preferred stock is convertible at any time at the option of the holder, into ten shares of the Company's common stock. The preferred stock bears a 7% annual dividend, payable each May at the Company's option either in cash or in additional shares of preferred stock. The preferred stock will be entitled to vote on an as-converted basis, and to a preference on any liquidation of the Company.

During the year ended December 31, 1994, the Company paid Robert Cutler $60,000 as consultant fees. The consulting fees of $5,000 per month paid to Mr. Robert Cutler was discontinued in December 1994. There were no consulting fees paid to any director or related party in 1995 and there are no arrangements to pay any further consulting fees.

During the year ended December 31, 1994, the Company leased three automobiles used by officers and employees of the Company from Mid Pacific Leasing Corporation which is owned by James N. Cutler, Jr.
--------

(1)  Includes  4,000 shares owned as trustee for the  Alexandra  Merrill  Cutler
Trust.

(2) Also owns options to purchase up to 10,000 shares under the Company's 1992 Incentive and Non-Statutory Stock Option Plan which are currently exercisable.

(3) Also owns options to purchase up to 10,000 shares under the Company's 1992 Incentive and Non-Statutory Stock Option Plan which are currently exercisable.

(4)  Includes  85,000  shares  owned by  Lottie  M.  Cincotta  spouse  of Sal N.
Cincotta.

(5) Also owns options to purchase up to 100,000 shares under the Company's 1992 Incentive and Non-Statutory Stock Option Plan which are 60,000 are currently exercisable.

(6) Also owns options to purchase up to 100,000 shares under the Company's 1992 Incentive and Non-Statutory Stock Option Plan of which 65,000 are currently exercisable.
                                       23

All the leases expired or were terminated in 1994. No rent was paid in 1995. Rent totaling $22,921 was paid to Mid Pacific Leasing Corporation in 1994. In addition, the Company leased ten trailers from C&C Joint Venture, a partnership consisting of Robert H. Cutler and James N. Cutler, Jr. The trailer lease, which was dated July 10, 1990 and expired June 13, 1995, and provided for a monthly rental of $10,813. At the expiration of the lease the Company had the option to purchase the trailers for an amount equal to nine months additional rental. In 1995, the Company exercised its option and purchased the trailers for $97,317 from C&C Joint Venture.

During the year ended December 31, 1994, the Company held a note receivable from The Cutler Corporation in the amount of $100,000. This note was non-interest bearing and was unsecured. The amount outstanding represented the balance remaining on a note dated April 14, 1989 which resulted from a loan made by the company to The Cutler Corporation. This note was repaid on March 7, 1994 by offsetting the balance of the note against the conversion of the Company's preferred stock owned by The Cutler Corporation.

During the year ended December 31, 1994, the Company had a note payable to Mr. Robert Cutler in the amount of $80,000 as of January 1, 1994. The note bore interest at 8%. Principal payments of $8,265 plus interest were paid monthly directly to Sun West Bank on Mr. Cutler's behalf. This note, which represented the balance remaining on a loan made by Mr. Cutler to the Company in 1986, was repaid in 1994.

On December 17, 1991, The Cutler Corporation acquired 500,000 shares of preferred stock of the Company for $500,000. The preferred shares were non-voting, non-dividend bearing, nonparticipating and non-convertible. The preferred shares were exchanged at par for common stock of the Company on March 7, 1994. Since The Cutler Corporation owed the Company $100,000, as discussed above, the Company exchanged such preferred shares for 59,260 shares of common shares on March 7, 1994 at a net par value of $400,000.

Stock Option Plan

Under the Company's 1992 Incentive and Non-Statutory Stock Option Plan (the "Plan"), 350,000 shares of Common Stock are reserved for issuance upon exercise of stock options. The Plan is designed as a means to retain and motivate key employees, and to provide incentives or compensation to certain other non-employees, including the independent directors of the Company. The Board of Directors administers and interprets the Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and non-employee directors.

The Plan provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code) and non-statutory stock options. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution.

ITEM 14. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i) - Articles of incorporation Arrow Transportation Co. dated as of February 10, 1992 (incorporated by reference in Exhibit 3.1 to the Registration Statement on Form SB-2, Registration Statement No. 33-63712-S, as filed with the Securities and Exchange Commission on July 16, 1993 [hereinafter the "1993 SB-2"]).

3(ii) - Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the 1993 SB-2).

4.1   -  Incentive  Stock  Option  Plan  (incorporated  herein  by  reference to
         Exhibit 4.1 to the 1993 10-KSB).

4.2   -  Employee  Stock  Purchase  Plan  (incorporated  herein  by reference to
         Exhibit 4.2 to the 1993 10-KSB).

10.2 - Lease agreement on the Houston facility (incorporated herein by reference to Exhibit 10.2 to the 1993 10-KSB).

10.5 - Incentive Stock Option Agreements dated July 22, 1993 (incorporated herein by reference to Exhibit 10.5 to the 1993 10-KSB).

10.6 - Incentive Stock Option Agreement dated August 26, 1993 (incorporated herein by reference to Exhibit 10.6 to the 1993 10-KSB).

10.7  -  Loan Agreement with Thomas D. Taylor.

21    -  A list of subsidiaries (incorporated by  reference to Exhibit 22 to the
         1993 SB-2).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Arrow Transportation Co.

Dated April 11, 1997


By:  \s\  Robert H.Cutler
   ----------------------
  Robert H. Cutler, Chairman
  Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                  Title                            Date
         ---------                  -----                            ----

 \s\  Robert H. Cutler         Director, Chairman,             April  11 , 1997
------------------------------ Chief Executive Officer               ----
Robert H. Cutler


 \s\  John D. Erwin            President                       April  11 , 1997
------------------------------ Chief Operating Officer               ----
John D. Erwin

 \s\  William J. Stanners, Jr. Senior Vice President           April  11 , 1997
------------------------------ Chief Financial Officer               ----
William J. Stanners, Jr.

 \s\  William R. Blosser       Director                        April  11 , 1997
------------------------------                                       ----
William R. Blosser

 \s\  James N. Cutler, Jr.     Director                        April  11 , 1997
------------------------------                                       ----
James N. Cutler, Jr.

 \s\  Jerry A. Parsons         Director                        April  11 , 1997
------------------------------                                       ----
Jerry A. Parsons

 \s\ Thomas D. Taylor          Director                        April  11 , 1997
------------------------------                                       ----
Thomas D. Taylor

                                                                    EXHIBIT 10.7

                                 LOAN AGREEMENT



         This Loan Agreement ("Agreement"), effective January , 1997, is by and between Arrow Transportation Company, an Oregon corporation ("Borrower") and Thomas D. Taylor, a resident of the State of Oregon ("Lender").

                                    RECITALS

         Lender has agreed to loan funds to Borrower pursuant to one or more advances upon the terms and conditions contained in this Agreement. Repayment of the loan is unsecured.

         The parties agree as follows:

                                    AGREEMENT

         1.       Loan Terms.

                  1.1 Nature of Loan. Subject to the terms and conditions set forth in this Agreement, Lender may, in its sole discretion, advance funds to Borrower at Borrower's request.

                  1.2 Interest Rate. The principal balance of all funds advanced by Lender under this Agreement, together with any interest accrued but unpaid after any due date, shall bear interest at a fixed rate of ten percent (10%) per annum (the "Interest Rate").

                  1.3 Calculation of Interest. Interest accrued on any monies advanced under this Agreement shall be calculated on the basis of a 360 days per year factor applied to the actual days on which there exists an unpaid principal balance.

                  1.4 Record of Advances. All advances, including interest and cost accruals, will not be memorialized by promissory notes, but rather will be recorded on a ledger maintained by Lender. The amounts so recorded may be reviewed by Borrower at any time, but will be conclusively deemed to be accurate 45 days after the date of entry on Lender's ledger.

                  1.5 Repayment Terms. All amounts loaned under this Agreement, including all accrued and unpaid interest, shall be payable within ten (10) days of written demand therefor by Lender.

         2. Borrower's Covenants. Borrower covenants and agrees, during the term of the Agreement and while any obligations to Lender are outstanding and unpaid, to perform all acts and promises set forth below.


Page 1 -                LOAN AGREEMENT

                  2.1 Payment and Performance. Borrower shall pay and perform all obligations under this Agreement in full when and as due, time being strictly of the essence.

                  2.2 Further Assurances. Borrower agrees to execute such other documents as may from time to time in the reasonable opinion of Lender be necessary to confirm the purposes and intentions of this Agreement.

                  2.3 Assignment. Borrower shall not assign or attempt to assign this Agreement or any of its rights hereunder.

         3. Default.

                  3.1 Events of Default. Any of the following events shall be considered a default of this Agreement (an "Event of Default") and shall entitle Lender to exercise the rights and remedies under Section 3.2 below.

                           3.1.1  Default in  Payment.  If at any time  Borrower
fails to make any payment when due under this Agreement, Borrower shall be in default of this Agreement.

                           3.1.2 Failure to Perform Covenants. If Borrower fails
to perform any of the covenants provided in Article 2, Borrower shall be in default of this Agreement.

                           3.1.3 False Statements.  If any financial  statement,
representation, warranty or certificate made or furnished by Borrower to Lender in connection with this Agreement, or as an inducement to enter into this Agreement, or in any separate statement or document to be delivered to Lender, shall be materially false or incomplete when made, Borrower shall be in default of this Agreement.

                  3.2 Remedies. On the happening of any Event of Default, Lender may: (a) accelerate and call due the unpaid principal balance of all advances and all accrued interest and other sums due hereunder; (b) file suit against Borrower; (c) seek specific performance or injunctive relief to enforce performance of the undertakings, duties and agreements provided in this Agreement, whether or not a remedy exists at law or is adequate; and (d) exercise all other rights and remedies provided by this Agreement.

                  3.3 Remedies Cumulative. The rights and remedies provided in this Agreement or otherwise under applicable laws shall be cumulative and the exercise of any particular right or remedy shall not preclude the exercise of any other rights or remedies in addition to, or as an alternative of, such right or remedy.



Page 2 -                LOAN AGREEMENT

                  3.4 Notice of Default. Lender shall provide Borrower with five business days notice and opportunity to cure any default arising from the failure of Borrower to satisfy an obligation of payment under this Agreement and with fifteen (15) calendar days notice and opportunity to cure any other act or omission constituting an Event of Default. Notwithstanding anything to the contrary stated herein, Borrower shall not be entitled to notice or opportunity to cure any of the Events of Default particularized in Section 3.1.3.

                  3.5 Obligations of Borrower Hereunder Unconditional. The payment and performance of the obligations under this Agreement shall be the absolute and unconditional obligations of Borrower and shall be independent of any defense or any rights of setoff, recoupment or counterclaim which Borrower might otherwise have against Lender. Borrower shall pay during the term of this Agreement the payments of principal and interest to be made on account of the advances and all other payments required hereunder, free of any deductions and without abatement, diminution or setoff.

         4.       Miscellaneous Provisions.

                  4.1 Interpretation. This Agreement shall be interpreted in a manner consistent with the following acknowledgements.

                           (a)  Ambiguities.  The parties  acknowledge that each
party and its counsel has materially participated in the drafting of this Agreement; consequently, the rule of contract interpretation, that ambiguities, if any, in a writing be construed against the drafter, shall not apply.

                           (b) Headings.  The section headings in this Agreement
are included for convenience only; they do not give full notice of the terms of any portion of this Agreement and are not relevant to the interpretation of any provision of this Agreement.

                           (c)  Relationship  of the Parties.  Neither  party to
this Agreement shall be deemed an employee, agent, partner, joint venturer, or related entity of the other by reason of this Agreement.

                           (d)  Governing  Law.  The  parties  intend  that this
Agreement shall be governed by and construed in accordance with the laws of the State of Oregon applicable to contracts made and wholly performed within Oregon by persons domiciled in Oregon.

                  4.2 Integration; Amendment. This Agreement constitutes the entire agreement of the parties relating to the subject matter of this Agreement. There are no promises, terms, conditions, obligations, or warranties other than those contained herein.


Page 3 -                LOAN AGREEMENT

Specifically, as of the date of this Agreement, Lender has not agreed to make any advances and may, in its sole discretion, elect to not provide any advances. This Agreement supersedes all prior communications, representations, or agreements, verbal or written, among the parties relating to the subject matter of this Agreement and may not be amended except in writing executed by the parties.

                  4.3 Waiver. No provision of this Agreement shall be deemed to have been waived unless such waiver is in writing signed by the waiving party.

                  4.4 Attorney Fees. If any suit or action arising out of or related to this Agreement is brought by any party, the prevailing party or parties shall be entitled to recover the costs and fees (including without limitation reasonable attorneys' fees, the fees and costs of experts and consultants, copying, courier and telecommunication costs, and deposition costs and all other costs of discovery) incurred by such party or parties in such suit or action, including without limitation any post-trial or appellate proceeding, or in the collection or enforcement of any judgment or award entered or made in such suit or action.

                  4.5 Jurisdiction; Service. The parties each consent to the jurisdiction of the state or federal courts of Oregon. Each party agrees that service of process may be made upon it wherever it can be located or by certified mail directed to its address for notices under this Agreement.

                  4.6 Counterparts. This Agreement may be executed in any number of counterparts, all of which when taken together shall constitute one agreement binding on all parties, notwithstanding that all parties are not signatories to the same counterpart.

                  4.7 Notices. Any notice required under this Agreement shall be in writing and shall be deemed received upon delivery, if delivered in person or by any expedited delivery service which provides proof of delivery, upon tested telex, or on the fifth business day after mailing, if mailed by certified mail, return receipt requested, postage prepaid mail, addressed to Lender or Borrower at the appropriate addresses. The addresses for notices are those set forth below or such other addresses as may be specified by written notice by the parties:

                  If to Lender:                   Thomas D. Taylor
                                                  1905 NW 169th Place, Suite 211
                                                  Beaverton, Oregon 97006
                                                  Telephone:  (503) 690-4600
                                                  Fax:  (503) 690-0545



Page 4 -                LOAN AGREEMENT

                  If to Borrower:                 Arrow Transportation Company
                                                  Attn:  Chief Financial Officer
                                                  10145 N. Portland Road
                                                  Portland, Oregon 97203
                                                  Telephone:  (503) 286-3661
                                                  Fax:  (503) 240-4360

                  4.8 Severability. If any provision of this Agreement shall be held to be invalid, illegal or unenforceable, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement, but this Agreement shall be construed as if such invalid, illegal or unenforceable provision never had been included in this Agreement.

                  4.9 Further Assurances. Each party agrees, at the request of the other party, promptly to execute and deliver all such further documents, and promptly to take and forbear from all such action, as may be reasonably necessary or appropriate in order more effectively to confirm or carry out the provisions of this Agreement.

         THE PARTIES ACKNOWLEDGE HAVING READ THIS AGREEMENT IN FULL AND CONSENT TO ALL TERMS CONTAINED IN THIS AGREEMENT.


LENDER:                                            BORROWER:


                                                   ARROW TRANSPORTATION COMPANY



__________________________                         By:
THOMAS D. TAYLOR                                   Its:  Chief Financial Officer



Page 5 -                LOAN AGREEMENT

                            ARROW TRANSPORTATION CO.
                                 AND SUBSIDIARY


                          Index to Financial Statements
              for the years ended December 31, 1996, 1995 and 1994


                                                                  PAGE

Independent Auditors' Report      - - - - - - - - - - - - - - -   F - 2

Consolidated Balance Sheets     - - - - - - - - - - - - - - - -   F - 3

Consolidated Statements of Operations     - - - - - - - - - - -   F - 4

Consolidated Statements of Shareholders' Equity     - - - - - -   F - 5

Consolidated Statements of Cash Flows     - - - - - - - - - - -   F - 6

Notes to Consolidated Financial Statements      - - - - - - - -   F - 7

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Arrow Transportation Co.
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Arrow Transportation Co. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Arrow Transportation Co. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period then ended in conformity with generally accepted accounting principles.

As more fully described in Note 16 of notes to consolidated financial statements, the Company is defending itself against allegations and claims related to environmental violations, overtime pay violations, and breach of an employment contract with a former Company officer.

The accompanying consolidated financial statements for the year ended December 31, 1996, have been prepared assuming that the company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations resulting in an accumulated deficit and negative working capital, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





DELOITTE & TOUCHE LLP

Portland, Oregon
April 11, 1997

                            ARROW TRANSPORTATION CO.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                           December 31,
                                                                           ------------
ASSETS                                                                  1996          1995
                                                                      ---------     ---------
Current assets:
     Cash                                                             $     64      $     33
     Accounts receivables, net                                           2,758         2,976
     Other receivables                                                      52            69
     Repair parts and supplies                                             236           312
     Prepaid expenses and deposits                                         744           736
     Prepaid tires                                                         483           630
     Assets held for sale                                                    -           785
     Deferred income taxes                                                  58           367
                                                                      ---------     ---------
          Total current assets                                           4,395         5,908
Equipment and property, net                                             11,877        14,491
Assets held for sale                                                         -           317
Other assets                                                                60           131
Deferred income taxes                                                      307             -
                                                                      ---------     ---------
         Total Assets                                                 $ 16,639      $ 20,847
                                                                      =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit borrowings                                        $  1,915     $       -
     Accounts payable                                                    1,673         1,350
     Accrued expenses                                                    2,034         1,709
     Current portion of long-term debt and capital leases                2,140         3,338
                                                                      ---------     ---------
          Total current liabilities                                      7,762         6,397
Line of credit borrowings                                                    -         1,825
Long-term debt                                                           4,280         4,959
Obligations under capital leases                                         3,534         4,480
Deferred income taxes                                                        -           627
Claims and contingencies (Note 16)                                           -             -
Shareholders' equity:
     Preferred stock, $5.00 par value (authorized 500,000 shares;
          issued and outstanding 50,000 shares)                            250             -
     Common stock, no par value (authorized 10,000,000 shares; issued
          and outstanding 4,191,366 in 1996 and 4,140,859 in 1995)       4,909         4,868
     Accumulated deficit                                                (4,096)       (2,309)
                                                                      ---------     ---------
          Total shareholders' equity                                     1,063         2,559
                                                                      ---------     ---------
          Total liabilities and shareholders' equity                  $ 16,639      $ 20,847
                                                                      =========     =========






                 See notes to consolidated financial statements.

                            ARROW TRANSPORTATION CO.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                  Year ended December 31,
                                                                  -----------------------
                                                             1996          1995          1994
                                                          ---------     ---------     ---------
Operating revenues:
  Linehaul                                                $ 25,157      $ 29,275      $ 30,717
  Transloading                                               1,040           908         1,764
  Intermodal                                                   549           608           804
  Tankwash                                                     518           478           461
  Equipment rentals and other                                  315           147           364
                                                          ---------     ---------     ---------
         Total operating revenues                           27,579        31,416        34,110
                                                          ---------     ---------     ---------

Operating expenses:
  Compensation                                              15,770        17,330        18,164
  Supplies and maintenance                                   3,302         4,002         3,806
  Fuel and fuel taxes                                        2,496         2,557         2,776
  Depreciation and amortization                              2,426         2,790         2,670
  Taxes and licenses                                         1,080         1,370         1,453
  Insurance and claims                                         847           886         1,099
  Selling and administration                                 1,264         1,475         1,516
  Rent and purchased transportation                          1,144         1,404           941
  Communication and utilities                                  520           609           551
  Restructuring charges                                         -            535             -
  Gain on disposition of revenue equipment                     (33)         ( 32)         (197)
                                                          ---------     ---------     ---------
         Total operating expenses, net                      28,816        32,926        32,779
                                                          ---------     ---------     ---------

Income (loss) from operations                               (1,237)       (1,510)        1,331
Interest expense                                               980         1,229         1,291
Non-operating expenses (income)                                (48)          148            22
                                                          ---------     ---------     ---------
Income (loss) before income taxes and extraordinary item    (2,169)       (2,887)           18
Income tax expense (benefit)                                  (532)       (1,067)            -
                                                          ---------     ---------     ---------
Net income (loss) before extraordinary item                 (1,637)       (1,820)           18
Extraordinary item (less applicable income taxes of $93)      (150)            -             -
                                                          ---------     ---------     ---------
Net income (loss)                                         $ (1,787)     $ (1,820)     $     18
                                                          =========     =========     =========

Earnings (loss) per share:
    Net income (loss) before extraordinary item           $   (.39)     $   (.43)     $    .00
    Extraordinary item                                        (.04)            -             -
                                                          ---------     ---------     ---------
    Net income (loss)                                     $   (.43)     $   (.43)     $    .00
                                                          =========     =========     =========

Shares used in per share calculation                         4,166         4,189         4,153
                                                          =========     =========     =========


                 See notes to consolidated financial statements.

                            ARROW TRANSPORTATION CO.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                             Note
                                                                                           Receivable       Total
                                                  Preferred       Common     Accumulated      from       Shareholders'
                                                    Stock         Stock        Deficit     Shareholder      Equity
                                                 -----------   -----------   -----------   -----------   -----------
Balance, January 1, 1994                            $   500       $ 4,296       $  (507)      $  (100)     $  4,189
     Issuance of stock for ESPP (1)                       -            75             -             -            75
     Conversion of Preferred to Common Stock           (500)          400             -           100             -
     Net income                                           -             -            18             -            18
                                                 -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1994                                -         4,771          (489)                      4,282
     Issuance of stock for ESPP (1)                       -            87             -             -            87
     Stock options exercised                              -            10             -             -            10
     Net loss                                             -             -        (1,820)            -        (1,820)
                                                 -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1995                                -         4,868        (2,309)            -         2,559
     Issuance of stock for ESPP (1)                       -            41             -             -            41
     Issuance of preferred stock                        250             -             -             -           250
     Net loss                                             -             -             -        (1,787)       (1,787)
                                                 -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1996                          $   250       $ 4,909       $(4,096)      $     -       $ 1,063
                                                 ===========   ===========   ===========   ===========   ===========

(1)    ESPP is the Employee Stock Purchase Plan























                 See notes to consolidated financial statements.

                            ARROW TRANSPORTATION CO.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Year ended December 31,
                                                                          1996          1995          1994
                                                                       ---------     ---------     ---------
Cash flows from operating activities:
  Net income (loss)                                                    $ (1,787)     $ (1,820)     $     18
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                       2,472         2,806         2,680
      Deferred income taxes                                                (625)       (1,045)          (44)
      Extraordinary item                                                    243             -             -
      Restructuring charges                                                               535             -
      Bad debts expense                                                       -           152             -
      (Gain)loss on sale of equipment and property, net                     131           (15)         (198)
 Changes in assets and liabilities:
       Receivables                                                          235           960        (1,149)
       Repair parts and supplies                                             76           152           (93)
       Prepaid expenses and deposits                                         (8)          346           (39)
       Prepaid tires                                                        147           176           143
       Accounts payable                                                     (17)          (82)          748
       Accrued expenses                                                     325           (98)          365
       Claims                                                                 -           (62)          (31)
       Other                                                                 71            14            10
                                                                       ---------     ---------     ---------
 Net cash provided by operating activities                                1,263         2,019         2,410
                                                                       ---------     ---------     ---------

Cash flows from investing activities:
  Capital expenditures                                                     (102)         (500)       (2,418)
  Proceeds from sale of property and equipment                            1,190           315         1,805
  Payments received on notes receivable                                       -           317             -
                                                                       ---------     ---------     ---------
  Net cash provided by (used in) investing activities                     1,088           132          (613)
                                                                       ---------     ---------     ---------

Cash flows from financing activities:
 Increase (decrease) in bank overdrafts                                     340          (253)           82
 Net borrowing (payments) on line of credit                                   -        (1,585)          881
 Line of credit borrowings                                               28,356         4,845             -
 Line of credit repayments                                              (28,266)       (3,080)            -
 Proceeds from issuance of long-term debt                                     -         3,052         1,463
 Proceeds from issuance of preferred stock                                  250             -             -
 Proceeds from exercise of stock options                                      -            10             -
 Proceeds from employee stock purchase plan                                  41            87            75
 Repayments:
   Notes payable to bank                                                      -        (1,149)       (2,095)
   Long-term debt                                                        (1,459        (2,546)       (1,105)
   Capital lease obligations                                             (1,582)       (1,531)       (1,294)
                                                                       ---------     ---------     ---------
       Net cash used in financing activities                             (2,320)       (2,150)       (1,993)
                                                                       ---------     ---------     ---------

Net increase (decrease) in cash                                              31             1          (196)
Cash at beginning of year                                                    33            32           228
                                                                       ---------     ---------     ---------
Cash at end of year                                                    $     64      $     33      $     32
                                                                       =========     =========     =========

Supplemental disclosures of cash flow information:
         - Cash paid during the year for interest                      $  1,003      $  1,236      $  1,260
         - Cash paid during the year for income taxes                         3             6           121
Supplemental schedule of non-cash investing and financing activities:
         - Increase in revenue equipment under capital lease and
             capital lease obligations                                 $    317      $    784      $  2,630
         - Increase in revenue equipment and long-term debt                   -           637         1,431
         - Loan fees applied to line of credit                                -            60             -
         - Conversion of preferred stock to common stock                      -             -           400

                 See notes to consolidated financial statements.

                            ARROW TRANSPORTATION CO.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  CURRENT OPERATING ENVIRONMENT

Arrow Transportation Co. (the "Company") as a result of overly aggressive geographic and fleet expansion in 1994 and 1995 combined with intrastate deregulation, soft freight demand and industry overcapacity has incurred net losses of $1,800,000 for each of the years ended December 31, 1996 and 1995. The Company has a working capital deficiency of $3,400,000 as of December 31, 1996.

The   following   describes   management's   plans  to  return  the  Company  to
profitability:

Recognizing a need to improve  Arrow's  performance,  the Company  implemented a business plan in 1996 designed to restructure the Company and restore profitability. During the first three quarters of 1996, the Company implemented phase I of its business plan. This plan was designed to enhance the Company's overall competitiveness, productivity and efficiency through a reduction in operating and overhead costs. The plan downsized and restructured the organization to better serve its customers. Terminals were closed and excess linehaul carrying capacity was eliminated as Arrow sold 43 power units. An integral part of the business plan was the installation of a formal Total Quality Management ("TQM") program throughout the organization. Installation of the Company's TQM program included the training of all corporate and terminal staff and resulted in the empowerment of its front line managers and associates, streamlined terminal operations and it strengthened customer service.

The Company made significant changes in 1996 and continues to make changes to its operations in order to achieve reductions to its operating cost structure. During the fourth quarter of 1996, the Company implemented phase II of its profit improvement plan, which included additional reductions in corporate and support staff, selected fleet downsizing, operating cost reductions, redeployment of equipment and the restructuring of certain term debt and lease arrangements. The changes the Company is making are meant to focus the Company on its core competencies, to reduce waste and redundancies in its processes, and improve cash flow. Although the changes the Company has made and continues to make are reducing its operating cost structure, the Company's leverage position requires business volume to improve before profitability will be achieved.

In 1996, the Company did not achieve business volume sufficient to effectively utilize its fleet and as a result, the full benefit of the Company's profit improvement plan has yet to be realized. In an effort to fully realize the benefit of its profit improvement plan, the Company has recently realigned its marketing staff and is focusing its efforts on building business volume in the Company's core western markets where it believe it has a competitive edge.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - Arrow Transportation Co. through its wholly-owned subsidiary, Arrow Transportation Co. of Delaware (collectively, the "Company"), is engaged primarily in the transportation of bulk liquid chemical products in intrastate and interstate commerce and serves a wide variety of manufacturing and industrial users in the United States and western Canada. The consolidated financial statements include the accounts of the Company. All material intercompany transactions have been eliminated in consolidation.

RECOGNITION OF REVENUE - Linehaul and intermodal revenues were recognized upon the delivery of shipments to customers through May 1995. Beginning June 1995, revenues are allocated to reporting periods based on relative transit time in each reporting period. This change did not materially affect the consolidated financial statements.

ACCOUNTS RECEIVABLE consist of trade receivables net of an allowance for doubtful accounts of $10,000 and $162,000 in 1996 and 1995 respectively, and an allowance for freight adjustments of $85,000 in both 1996 and 1995.

OTHER RECEIVABLES include $5,000 and $21,000 due from employees in 1996 and 1995, respectively.

REPAIR PARTS AND SUPPLIES include parts and major components used in the repair of revenue equipment, tankwash chemicals, fuel and oil which are valued at the lower of cost (first-in, first-out method) or market. Included in repair parts and supplies is a reserve for parts and supplies not expected to be used within the coming year.

PREPAID TIRES include the unamortized cost of tires in the Company's fleet, which are valued utilizing casing and recap costs less estimated tread wear.

EQUIPMENT AND PROPERTY are stated at cost, net of accumulated depreciation. Revenue equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease, net of accumulated amortization. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the related assets. The gain or loss on the disposition of revenue equipment is the difference between the sales proceeds and the net book value of the revenue equipment and tires on the equipment.


ASSETS HELD FOR SALE - The Company held assets for sale (primarily revenue equipment) at December 31, 1995. These assets were carried at the lower of cost, net of accumulated depreciation, or net realizable value. The Company recorded a charge of $28,000 to other expense in 1996 upon the sale of such assets.

ACCOUNTS PAYABLE include outstanding checks of $625,000 and $285,000 at December 31, 1996 and 1995, respectively.

INCOME TAXES - The Company follows Financial Accounting Standard No. 109, Accounting for Income Taxes, which requires the provision of deferred income taxes based upon an asset and liability approach and consideration of a valuation allowance. The deferred tax expense or benefit represents the change during the year in the Company's deferred tax liabilities and assets, including the effect of enacted tax rate changes. Total income tax expense or benefit for the year is the sum of deferred tax expense or benefit and income taxes currently payable or refundable.

RECLASSIFICATION - Certain items have been reclassified to conform with the current year's presentation with no effect on previously reported earnings.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. Common stock equivalents and other potentially issuable shares have not been included in the calculations because their inclusion would be anti-dilutive. For the years ended December 31, 1996, 1995 and 1994, weighted average common shares outstanding were 4,166,000, 4,189,000, and 4,153,000 respectively.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH FLOWS - For purposes of the statements of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less to be cash equivalents.


3.  EXTRAORDINARY ITEM

During the fourth quarter of 1996, the Company restructured its debt and lease arrangements with its major creditors to provide for temporary moratoriums on payments and extensions of maturity dates. The $150,000 extraordinary item, net of income tax benefit of $93,000, reported in the statement of operations represents the net effect of extinguishing certain of the Company's long-term debt obligations and the disposal of capital lease assets and the related obligations with its creditors. As a result of the modifications, certain capital leases are now accounted for as operating leases.

4.   RESTRUCTURING CHARGES

During the fourth quarter of 1995, the Company's board of directors approved a profit improvement plan for 1996 to refocus the Company's operations on those markets where management and the board believe the Company has a competitive edge. The implementation of the plan resulted in a downsizing of the company's fleet, a reduction in its corporate staff and the closure of terminals in Baton Rouge, LA, Chattanooga, TN, Tulsa, OK, and Port Neches, TX. The Company recorded a restructuring charge of $535,000 in the fourth quarter of 1995 to reflect the costs associated with implementing the profit improvement plan.

5.   REPAIR PARTS AND SUPPLIES
                                                1996           1995
                                             ----------     ----------
                                                   (in thousands)

     Parts and major components              $     223      $     279
     Other                                          47             67
                                             ----------     ----------
          Subtotal                                 270            346
     Less reserve                                  (34)           (34)
                                             ----------     ----------
     Total repair parts and supplies         $     236      $     312
                                             ==========     ==========


6.   PREPAID EXPENSES AND OTHER
                                                1996           1995
                                             ----------     ----------
                                                   (in thousands)

     Taxes and licenses                      $     302      $     340
     Insurance and deposits                        371            382
     Other                                          71             14
                                             ----------     ----------
     Total prepaid expenses and deposits     $     744      $     736
                                             ==========     ==========


7.   EQUIPMENT AND PROPERTY

                                                         1996           1995        Useful lives
                                                      ----------     ----------     -------------
                                                            (in thousands)

     Revenue equipment                                $  11,100      $  11,517      5 to 15 years
     Revenue equipment under capital leases               7,211          7,757      5 to 15 years
     Machinery and equipment                              1,564          1,705      3 to 10 years
     Furniture and fixtures                                 374            379         5 years
     Leasehold improvements                                 623            611      5 to 10 years
                                                      ----------     ----------
          Subtotal                                       20,872         21,969
     Less accumulated depreciation and amortization      (8,995)        (7,478)
                                                      ----------     ----------
     Total equipment and property                     $  11,877      $  14,491
                                                      ==========     ==========

Accumulated amortization on equipment under capital leases was $3,344,000 and $2,532,000 at December 31, 1996 and 1995, respectively.


8.   LINE OF CREDIT

The Company's combined credit arrangement provides for a line of credit at an interest rate of 1.5% over the lender's reference rate (8.25% at December 31, 1996). Maximum borrowing under the line is limited to the lesser of $4,000,000 or 85% of eligible accounts receivable which were $2,321,000 at December 31, 1996. The line of credit matures in November 1997. The unused portion of the line of credit was $79,000 at December 31, 1996.

9.   ACCRUED EXPENSES
                                                         1995           1996
                                                      ----------     ----------
                                                            (in thousands)

         Payroll and related expenses                 $   1,414      $     756
         Taxes other than income and payroll taxes          177            280
         Other accrued liabilities                          443            673
                                                      ----------     ----------
         Total accrued expenses                       $   2,034      $   1,709
                                                      ==========     ==========


10.   LONG-TERM DEBT

                                                                           1996           1995
                                                                        ---------      ---------
                                                                             (in thousands)
         Term note,  collateralized  principally by revenue equipment, monthly payments of $64,775 including interest at 9.5%
         due September 1998                                             $  1,606       $  2,195

         Note payables, collateralized by revenue equipment, monthly payments of $82,267 including interest ranging from 7.99%
         to 10.75% due between April 2000 and January  2002                 3,876         4,548

         Other long-term debt                                                   5            32
                                                                        ---------      ---------
         Subtotal                                                          5,487          6,775
         Less current portion                                             (1,207)        (1,816)
                                                                        ---------      ---------

         Total long-term debt                                           $  4,280       $  4,959
                                                                        =========      =========

The combined credit arrangement includes a $2,000,000 revolving to term loan facility to allow for the purchase of new and used revenue equipment on a revolving basis, converting to term loans. Any outstanding balance on this facility after six months from the initial funding will be converted to a term note with a maturity of three years from the date of conversion. Borrowings under the revolving to term loan will bear interest at 1.5% over the lender's reference rate. There was no balance outstanding under the revolving to term loan facility at December 31, 1996.

The combined credit arrangement includes various restrictive covenants including, a prohibition on dividends and minimum adjusted net worth. At December 31, 1996, the Company was in compliance with all of the debt covenants relating to this credit arrangement.


         Aggregate minimum principal payments on long-term debt are as follows:

                               Year Ending                   Principal
                               December 31,                  Payments
                               ------------                 ------------
                                                           (in thousands)
                                   1997                     $    1,207
                                   1998                          1,677
                                   1999                            763
                                   2000                          1,199
                                   2001                            589
                                 Thereafter                         52
                                                            -----------
                                   Total                    $    5,487
                                                            ===========

11.   SHAREHOLDERS' EQUITY

In December 1991, the Company issued 500,000 shares of non-voting, non-dividend, non-participating, non-convertible, non-cumulative preferred shares for $500,000 to The Cutler Corporation, an entity controlled by two directors of the Company. The Company and The Cutler Corporation entered into an agreement in July 1993 to redeem the preferred stock, at par, on or before April 1, 1994. On March 7, 1994, the Company redeemed the preferred stock net of the $100,000 note receivable by exchanging it for 59,260 shares of common stock. The preferred stock and note receivable were canceled.

Employee Stock Purchase Plan - The Company has an Employee Stock Purchase Plan (the "Plan"). Most employees are eligible to participate in the Plan. Shares are not available to employees who already own 5% or more of the Company's stock. Employees can withhold, by payroll deductions, up to 10% of their regular compensation to purchase shares. There are 200,000 shares reserved for purchase under the Plan. There were 50,507, 28,920, and 12,679 issued during the year ended December 1996, 1995 and 1994, respectively. At December 31, 1996 there were 107,894 available for future purchases under the plan.

Stock Options - The Company has an Incentive and Non-Statutory Stock Option Plan (the "Plan") which provides for grants of incentive and non-statutory stock options to employees and directors to purchase shares of common stock of the Company. Under the Plan, the Board of Directors determines the option price at the time the option is granted; however, the option price for incentive options cannot be less than the fair value of the stock on the date of the grant. Options granted under the Plan generally vest within five years and expire ten years from the date of grant or upon termination of employment and are exercisable over the period stated in each option. The Company has reserved 350,000 shares of common stock for issuance under the Plan. At December 31, 1996 there were 55,000 shares available for future grants under the plan.

In October 1995, the Financial Accounting Standards Board issued FAS No. 123 Accounting for Stock-Based Compensation, which encouraged (but did not require) that stock-based compensation cost be recognized and measured by the fair value of the equity instrument awarded. The Company did not change its method of accounting for its stock-based compensation plan and will continue to apply
Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. The effect on the Company's net loss and net loss per share for the years ended December 31, 1996 and 1995 had the Company accounted for stock options in accordance with FAS No. 123 is not material.

A summary of the status of the Company's stock option plan as of December 31, 1994, 1995 and 1996 and changes during the years ending on those dates is presented below:

                                                  Outstanding  Options
                                                  --------------------
                                              Number                Price
                                             of Shares            Per Share
                                             ---------          -------------
         Outstanding, January 1, 1994         217,500           $1.00 - $6.00
            Granted                            42,500           $4.00 - $6.75
            Canceled                          (15,000)          $5.00
                                             ---------
         Outstanding, December 31, 1994       245,000           $1.00 - $6.75
            Granted                            65,000           $2.50 - $3.25
            Exercised                         (10,000)          $1.00
            Canceled                          (25,000)          $4.00 - $6.75
                                             ---------
         Outstanding, December 31, 1995       275,000           $1.00 - $6.75
            Granted                           260,000           $0.50 - $0.81
            Exercised                               -
            Canceled                         (280,000)          $0.81 - $6.75
                                             ---------
         Outstanding, December 31, 1996       255,000           $0.50
                                             =========

On November 20, 1996, the Board canceled all options previously granted and outstanding under the Plan. The Board also approved the issuance of new options vested on the same basis as the options which were canceled. The new options were approved on January 3, 1997 effective as of November 20, 1996 (the date the options were approved by the Board).

Options to purchase 160,500, 146,833, and 113,500 shares of the Company's common stock were exercisable at December 31, 1996, 1995 and 1994, respectively.

Preferred Stock - In May 1996, the Company issued 50,000 unregistered shares of Class A convertible preferred stock with a par value of $5.00 per share under a Preferred Stock Purchase and Option Agreement ("the Agreement"). The Agreement includes an option to purchase an additional 50,000 shares of Class A convertible preferred stock at an exercise price of $5.00 per share. The option expires on June 30, 2001. Each share of preferred stock is convertible at any time at the option of the holder, into ten shares of the Company's common stock. The preferred stock bears a 7% annual dividend, payable each May at the Company's option either in cash or in additional shares of preferred stock. The preferred stock will be entitled to vote on an as-converted basis, and to a preference on any liquidation of the Company


12.   INCOME TAXES

         Income tax expense (benefit) is as follows:

                                                          1996          1995          1994
                                                       ---------     ---------     ---------
                                                                   (in thousands)

              Federal                                  $     -       $    (23)     $     39
              State                                          -              1             5
                                                       ---------     ---------     ---------
                   Current tax expense (benefit)             -            (22)           44
                                                       ---------     ---------     ---------

              Federal                                      (553)         (925)          (39)
              State                                         (72)         (120)           (5)
                                                       ---------     ---------     ---------
                   Deferred tax expense (benefit)           (625)      (1,045)          (44)
                                                       ---------     ---------     ---------
                   Total income tax expense (benefit)  $   (625)     $ (1,067)     $      -
                                                       =========     =========     =========

A reconciliation between the statutory federal income tax expense and the effective federal income tax rate is as follows:

                                                      1996          1995          1994
                                                   ---------     ---------     ---------
              Federal statutory expense (benefit)  $   (823)     $   (982)     $      6
                 State income tax                      (107)          (79)            -
                 Valuation allowance                    305             -             -
                 Other - net                              -            (6)           (6)
                                                   ---------     ---------     ---------
              Income tax expense (benefit)         $   (625)     $ (1,067)     $      -
                                                   =========     =========     =========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards. Significant components of the Company's net deferred tax asset (liability) are as follows:

                                                                      December 31,
                                                                  1996            1995
                                                               ----------      ----------
                                                                     (in thousands)

              NOL carry forward                                $   2,259       $   1,330
              Book reserves not currently deductible for tax         282             376
              AMT credit carryforward                                158             159
              Other                                                   97              40
                                                               ----------      ----------
                   Gross deferred tax assets                       2,796           1,905
                   Less valuation allowance                         (305)              -
                                                               ----------      ----------
                   Deferred tax assets                             2,491           1,905
                                                               ----------      ----------

              Accumulated depreciation                             1,864           1,692
              Prepaid tires                                          185             277
              Lease financing                                         38             176
              Other                                                   39              20
                                                               ----------      ----------
                   Deferred tax liabilities                        2,126           2,165
                                                               ----------      ----------
                   Net deferred tax asset (liability)          $     365       $    (260)
                                                               ==========      ==========

FAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has recorded a valuation allowance for a portion of the NOL. The Company has $5,900,000 of NOL carry forwards which, if not used, will expire between 2006 and 2011.

13.   LEASES

The leases for the Company's terminal locations and certain revenue equipment are classified as operating leases. The Company is also obligated under various equipment capital leases which expire at various dates during the next four years.

Minimum future payments required under operating leases having noncancelable terms in excess of one year and the present value of future minimum capital lease payments as of December 31, 1996 are summarized as follows:

              Year ending                             Operating      Capital
              December 31,                              Leases       Leases
              ------------                            ---------     ---------
                                                           (in thousands)

                   1997                                $ 1,252      $  1,196
                   1998                                  1,442         1,250
                   1999                                  1,224         1,552
                   2000                                     868        1,095
                   2001                                     814            -
                   Thereafter                               737            -
                                                      ---------     ---------
                   Total                              $  6,337      $  5,093
                                                      =========

                   Less amounts representing interest                   (626)
                   Less current portion                                 (933)
                                                                    ---------
                   Obligations under capital leases                 $  3,534
                                                                    =========

In addition to minimum lease payments, some of the leases provide for the payment of real property taxes and insurance premiums. Rental expense was $1,247,000, $1,404,000 and $926,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company rents various revenue equipment to third-party users. Rental income was $252,000 , $116,000, and $298,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


14.   RELATED-PARTY TRANSACTIONS

The  accompanying   financial   statements  include  certain  transactions  with
shareholders and entities controlled by certain principal shareholders of the Company.

Expenses consisting of operating lease payments on revenue equipment and company vehicles, interest expense on capital leases, and fees for debt guarantees and consulting services incurred as a result of transactions with shareholders and other related parties totaled $2,000, $34,000, and $121,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition a $100,000 non-interest bearing, demand note receivable from shareholder was cancelled during 1994.

In January 1997, the Company entered a loan agreement ("the Agreement") with the holder of the Company's preferred stock (the "Lender"). The Lender has agreed to advance funds to the Company at the Company's request. The principal balance of all funds advanced by the Lender shall bear interest at the rate of 10%, and all amounts loaned under the Agreement (including interest) shall be payable within ten days of written demand by Lender. The Company borrowed $100,000 from the Lender in January 1997.

15.   PENSION PLANS

The Company is obligated under collective bargaining agreements to contribute to multi-employer pension trusts based on the hours worked by bargaining-unit employees. The total payments were $828,000, $1,128,000, and $1,076,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The actuarial value of vested and non-vested accumulated plan benefits and of plan net assets for these plans are not separately calculated for the Company as the Company is not liable for any unfunded plan obligations.

The Company also maintains a defined contribution profit sharing plan for the non-union employees. No Company contribution is required under the terms of this plan; contributions are at the discretion of the Board. Employer contributions were $26,000, $18,000, and $38,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


16. CLAIMS AND CONTINGENCIES

The Company is party to four potentially material actual or pending proceedings:

(a) The Washington Department of Ecology ("Ecology") has named the Company as a potentially responsible party and served an administrative enforcement order on the Company and 16 other companies associated with the Yakima Railroad Area ("YRRA") in Yakima, Washington. Ecology alleges in the order that all 17 of the companies have some connection with the presence of the chemical Perchloroethylene ("PCE") in the ground water underlying the YRRA.
The Company used carbon filtration to treat wash water from its trucks.

The spent carbon was taken by an independent transporter to the Cameron Yakima facility located within the YRRA. This transporter directly contracted with the Cameron-Yakima recycling facility. Ecology claims that Cameron- Yakima is a source of PCE contamination, along with other facilities located within the YRRA. The principal parties with respect to the enforcement order are Ecology, the Company and the 16 other companies that were served with the order. There are many other parties, not named on the order, who used Cameron-Yakima and are potentially liable for contamination at the site. The order directs the respondent parties to develop and implement a remedial investigation/feasibility study ("RI/FS") of the YRRA to identify the nature and extent of PCE contamination in the ground water. The order further directs the respondents to provide bottled drinking water to certain households within the YRRA, if PCE is detected in sampled domestic tap water. It is possible that, upon completion of the RI/FS, Ecology could order the Company and other parties to take further action, including remediation. Ecology has settled claims with a number of other potentially responsible parties at this site, but thus far the Company has not been able to settle this claim on a basis acceptable to the Company. If the Company is unable to reach a separate settlement, the Company may be potentially liable for remediation costs that are not recovered from the settling parties and for contribution. Given the current status and inherent uncertainties in this matter the Company is unable to determine or quantify in any meaningful way its potential liability, and therefore, cannot determine whether it will have a material effect on the Company's financial condition, results of operations, or cash flows. The settlements thus far proposed by Ecology would have had material adverse effects on the Company's financial condition and cash flows.

(b) In 1991 the Company was added as a defendant to a case entitled Department of Labor & Industries vs. Puget Sound Trucklines, et al., in King County, Washington Superior Court, that alleges the Company, among others, has violated the overtime pay provisions of Washington state law. Puget Sound Truck Lines reached an out of court settlement with the Department of Labor and Industries in 1995. In May 1996 the case was restyled Rex W. Allen et al vs. Arrow Transportation Company. The action, as to the Company, now involves 30 current and former Company employees. Eight plaintiffs reached a settlement with the Company in 1996. The remaining plaintiffs seek unspecified overtime pay, interest and attorney's fees.

The plaintiff has indicated that it intends to amend its claim against the Company to include the Company's payment practices since 1991. If permitted and proven, this expansion would have the effect of increasing the Company's potential liability to the plaintiffs, and might affect the Company's future employment practices in the State of Washington. The Company is unable at this time, however, to determine what effect, if any, this litigation will have on the Company's financial condition, results of operations, or cash flows.

(c) The Washington Department of Natural Resources ("DNR") filed an action against the Company and several other parties in November 1995. It sought to recover cleanup costs totaling $389,000 from Arrow and the other parties, who all at various times leased a site in Seattle which was later acquired by the Department. Arrow leased a portion of the site for five years. The Company has reached an agreement in principle with DNR to settle this claim for a $47,500. The Company recognized the cost of this settlement in the fourth quarter of 1996.

(d) An action was filed against the Company on May 7, 1996, by Sal N. Cincotta in the United States District Court for the District of Oregon alleging breach of contract and unpaid wages. Mr. Cincotta was previously employed by the Company as its President and Chief Executive Officer, and was a director of the Company prior to his resignation on May 3, 1996. On October 18, 1996, Mr. Cincotta filed a motion for summary judgement in this action, seeking $458,139 in total damages. On February 11, 1997, a Magistrate Judge entered a Proposed Findings and Recommendation in favor of Mr. Cincotta, including an award of pre-judgement interest. The Company strongly objected to the Proposed Findings and Recommendation and appealed the issue to a District Court Judge. The Company continues to vigorously defend the matter. The Company cannot determine whether costs of defense or the probable result of this litigation will have a material effect on the Company's financial condition, results of operations, or cash flows. A ruling by the District Court Judge in favor of Mr. Cincotta, unless stayed and reversed on appeal would have a material adverse effect on the Company's financial condition and cash flows.

The Company is a defendant in various other claims and legal proceedings arising in the ordinary course of business. While resolution of these matters cannot be predicted with certainty, management believes that the ultimate outcome of such litigation will not have a materially adverse effect on the Company's financial position, results of operations or cash flows. In addition to legal contingencies, management estimates the Company's liability for property, freight and workers' compensation claims based upon prior claim experience and records such liabilities in its financial statements.


17.   NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued FAS No. 128, Earnings per Share , which simplifies EPS determination and brings U.S. practice for earnings per share (EPS) in closer conformity with international practices by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is based on outstanding stock, without regard to common stock equivalents (which currently must be considered in the calculation of primary
EPS). Diluted EPS is similar to fully diluted EPS as currently computed. The effective date is for financial statements ending after December 15, 1997. The adoption of this standard is not expected to have a material effect on the Company's 1997 financial statements as the Company's common stock equivalents are expected to have an anti-dilutive effect on EPS.




                                   * * * * * *