Form 10-Q
period 1997-03-31
ARROW TRANSPORTATION CO
filed 1997-05-14
CIK 906599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------  -----------------

                           Commission File No. 0-21922

                            ARROW TRANSPORTATION CO.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

           Oregon                                               93-1103182
-------------------------------                          -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                              Identification No.)

10145 N. Portland Road, Portland, Oregon                        97203
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:    (503) 286-3661

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at March 31, 1997
--------------------------                        -----------------------------

Common stock, no par value                             4,217,274  Shares

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                Form 10-Q -- For the Quarter Ended March 31, 1997



                                      INDEX

Part I.      FINANCIAL INFORMATION                                         Page
                                                                           ----
  Item 1.    Financial Statements

             a)     Consolidated Balance Sheets -- March 31, 1997 and        3
                    December 31, 1996

             b)     Consolidated Statements of Operations -- Three Months    4
                    Ended March 31, 1997 and March 31, 1996

             c)     Consolidated Statements of Shareholders' Equity --       5
                    December 31, 1996 and March 31, 1997

             d)     Consolidated Statements of Cash Flows -- Three Months    6
                    Ended March 31, 1997 and March 31, 1996

             e)     Notes to Consolidated Financial Statements               7

  Item 2.    Management's Discussion and Analysis of Financial Condition     9
             and Results of Operations

Part II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                               13

  Item 2.    Changes in Securities                                           13

  Item 3.    Defaults Upon Senior Securities                                 13

  Item 4.    Submission of Matters to a Vote of Security Holders             13

  Item 5.    Other Information                                               13

  Item 6.    Exhibits and Reports on Form 8-K                                13

             Signatures                                                      14

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.


                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Amounts in thousands)


                                                      March 31,
                                                        1997     December 31,
                                                    (Unaudited)     1996
                                                    -----------  -----------
ASSETS

Cash                                                 $       9    $      64
Accounts receivable, net                                 3,087        2,758
Other receivables                                           41           52
Repair parts and supplies                                  232          236
Prepaid expenses and other                                 876          744
Prepaid tires                                              479          483
Deferred income taxes                                       58           58
                                                     ----------   ----------
  Total current assets                                   4,782        4,395
Equipment and property, net                             11,256       11,877
Other assets                                                59           60
Deferred income taxes                                      307          307
                                                     ----------   ----------
  Total assets                                       $  16,404    $  16,639
                                                     ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Line of credit borrowings                            $   2,365    $   1,915
Note payable to shareholder                                100            -
Accounts payable                                         1,596        1,673
Accrued expenses                                         2,002        2,034
Current portion of debt and capital leases               2,336        2,140
                                                     ----------   ----------
  Total current liabilities                              8,399        7,762
Long-term debt                                           4,102        4,280
Obligations under capital leases                         3,279        3,534
Claims and contingencies                                     -            -
Shareholders' equity:
  Preferred stock, $5.00 par value (authorized 500,000
    shares; issued and outstanding 50,000 shares)          250          250
  Common stock, no par value (authorized 10,000,000
    shares; issued and outstanding 4,217,274 in 1997
    and 4,150,314 in 1996)                               4,923        4,909
  Accumulated deficit                                   (4,549)      (4,096)
                                                     ----------   ----------
     Total shareholders' equity                            624        1,063
                                                     ----------   ----------
  Total liabilities and shareholders' equity         $  16,404    $  16,639
                                                     ==========   ==========





                 See notes to consolidated financial statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)



                                                    For the Three Months Ended
                                                    --------------------------
                                                      March 31,   March 31,
                                                        1997         1996
                                                     ----------   ----------

Operating revenues                                   $   6,193    $   6,739
                                                     ----------   ----------

Compensation                                             3,562        3,967
Supplies and maintenance                                   729          816
Fuel and fuel taxes                                        551          601
Depreciation and amortization                              499          613
Taxes and licenses                                         243          253
Insurance and claims                                       228          201
Selling and administration                                 297          306
Rent and purchased transportation                          345          263
Communication and utilities                                117          144
                                                     ----------   ----------
     Total operating expenses                             6,571       7,164
                                                     ----------   ----------

Loss from operations                                      (378)        (425)
Interest expense                                           225          302
Non-operating income                                      (150)         (94)
                                                     ----------   ----------
Loss before income taxes                                  (453)        (633)
Income tax benefit                                           -         (243)
                                                     ----------   ----------
Net loss                                             $    (453)   $    (390)
                                                     ==========   ==========
Net loss per share                                   $    (.11)        (.09)
                                                     ==========   ==========
Shares used in per share calculation                     4,210        4,150
                                                     ==========   ==========












                 See notes to consolidated financial statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                             (Amounts in thousands)




                                                                             Total
                                   Preferred     Common     Accumulated   Shareholders'
                                      Stock       Stock       Deficit        Equity
                                   ---------    ---------    ---------     ---------
Balance, December 31, 1996         $    250     $  4,909     $ (4,096)     $  1,063
Issuance of stock for ESPP (1)            -           14            -            14
Net loss                                  -            -         (453)         (453)
                                   ---------    ---------    ---------     ---------
Balance, March 31, 1997            $    250     $  4.923     $ (4,549)     $    624
                                   =========    =========    =========     =========


(1)  ESPP is the Employee Stock Purchase Plan

































                 See notes to consolidated financial statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                           Three Months Ended
                                                         March 31,    March 31,
                                                        ----------   ----------
                                                           1997         1996
                                                        ----------   ----------
Cash flows from operating activities:
 Net loss                                               $    (453)   $    (390)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                              499          623
   Deferred income taxes                                        0         (243)
   Gain on sale of equipment, net                             (72)           -
   Changes in operating assets and liabilities:
      Receivables                                            (318)        (146)
      Repair parts and supplies                                 4           27
      Prepaid expenses and other                             (132)          13
      Prepaid tires                                             -           93
      Accounts payable and accrued expenses                   254          (32)
      Other                                                     1          (22)
                                                        ----------   ----------
 Net cash used in operating activities                       (217)         (77)
                                                        ----------   ----------

Cash flows from investing activities:
 Capital expenditures                                         (20)         (22)
 Proceeds from sale of assets held for sale and equipmen      219          479
                                                        ----------   ----------
 Net cash provided by investing activities                    199          457
                                                        ----------   ----------

Cash flows from financing activities:
  Increase (decrease) in bank overdrafts                     (364)          98
  Net borrowing on line of credit                             450          417
  Proceeds from shareholder note                              100            -
  Proceeds from employee stock purchase plan                   14           11
  Repayments:
    Long-term debt                                            (92)        (244)
    Capital lease obligations                                (145)        (665)
                                                        ----------   ----------
  Net cash used in financing activities                       (37)        (383)
                                                        ----------   ----------

  Net decrease in cash                                        (55)          (3)
                                                        ----------   ----------
Cash at beginning of period                                    64           33
                                                        ----------   ----------
Cash at end of period                                   $       9    $      30
                                                        ==========   ===========


Supplemental disclosures of cash flow information:
    Cash paid during the three months for interest      $     192    $     275









                 See notes to consolidated financial statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  Financial Statements

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying unaudited consolidated financial statements reflect in the opinion of management all adjustments considered necessary for a fair presentation as of March 31, 1997.

(2) New Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board issued FAS No. 128, Earnings per Share, which simplifies EPS determination and brings U.S. practice for earnings per share (EPS) in closer conformity with international practices by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is based on outstanding stock, without regard to common stock equivalents (which currently must be considered in the calculation of primary
EPS). Diluted EPS is similar to fully diluted EPS as currently computed. The effective date is for financial statements ending after December 15, 1997. the adoption of this standard is not expected to have a material effect on the company's financial statements as the Company's common stock equivalents currently have an anti-dilutive effect on EPS.

(3)  Credit Arrangement

The Company's combined credit arrangement provides for a line of credit at an interest rate of 1.5% over the lender's reference rate (8.25% at March 31, 1997). Maximum borrowing under the line is limited to the lesser of $4,000,000 or 85% of eligible accounts receivable which were $2,775,000 at March 31, 1997. The unused portion of the line of credit was $18,000 at March 31, 1997.

The combined credit arrangement includes a $2,000,000 revolving to term loan facility to allow for the purchase of new and used revenue equipment on a revolving basis, converting to term loans. Any outstanding balance on this facility after six months from the initial funding will be converted to a term note with a maturity of three years from the date of conversion. Borrowings under the revolving to term loan will bear interest at 1.5% over the lender's reference rate. There was no balance outstanding under the revolving to term loan facility at March 31, 1997.

The combined credit arrangement includes various restrictive covenants including, a prohibition on dividends and minimum adjusted net worth. At March 31, 1997, the Company was in compliance with all of the debt covenants relating to this credit arrangement.

(4)  Claims and Contingencies

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

The spent carbon was taken by an independent transporter to the Cameron-Yakima facility located within the YRRA. This transporter directly contracted with the Cameron-Yakima recycling facility. Ecology claims that Cameron-Yakima is a source of PCE contamination, along with other facilities located within the YRRA. The principal parties with respect to the enforcement order are Ecology, the Company and the 16 other companies that were served with the order. There are many other parties, not named on the order, who used Cameron-Yakima and are potentially liable for contamination at the site. The order directs the respondent parties to develop and implement a remedial investigation/feasibility study ("RI/FS") of the YRRA to identify the nature and extent of PCE contamination in the ground water. The order further directs the respondents to provide bottled drinking water to certain households within the YRRA if PCE is detected in sampled domestic tap water. It is possible that, upon completion of the RI/FS, Ecology could order the Company and other parties to take further action, including remediation. Ecology has settled claims with a number of other potentially responsible parties at this site, but thus far the Company has not been able to settle this claim on a basis acceptable to the Company. If the Company is unable to reach a separate settlement, the Company may be potentially liable for remediation costs that are not recovered from the settling parties and for contribution. Given the current status and inherent uncertainties in this matter the Company is unable to determine or quantify in any meaningful way its potential liability, and therefore, cannot determine whether it will have a material effect on the Company's financial condition, results of operations, or cash flows. The settlements thus far proposed by Ecology would have had material adverse effects on the Company's financial condition and cash flows.

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

(c) The Washington Department of Natural Resources ("DNR") filed an action against the Company and several other parties in November 1995. It sought to recover cleanup costs totaling $389,000 from Arrow and the other parties, who all at various times leased a site in Seattle which was later acquired by the Department. Arrow leased a portion of the site for five years. The Company has reached an agreement in principle with DNR to settle this claim for $47,500. The Company recognized the cost of this settlement in the fourth quarter of 1996.

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

This report contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include but are not limited to those discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

The Company's leverage position requires business volume to improve before profitability will return. The Company did not achieve adequate business volume in its target markets in the first quarter of 1997 and in 1996 to effectively utilize its fleet. Business volume has been impacted by intense competition due to industry over-capacity, terminal closures and severe winter weather conditions. In addition, the Company's union labor costs, which are higher than its non-union competitors, limited the Company's ability to obtain new business. Operating costs were adversely impacted by sharply higher fuel prices, especially on the west coast, and higher union wage and benefit rates. These factors contributed significantly to the losses experienced during 1997 and 1996. Competition in the tank truck industry remains intense with business increasingly becoming price sensitive. The Company is holding discussions with the Teamsters Union to address improving its competetive postion, and the Company's marketing focus will continue to be on its core western market where the Company believes it has a competitive edge.

Results of Operations

Operating Revenues

Revenue for the first quarter of 1997 decreased 8.1% compared to the first quarter of 1996. During 1996, as part of its restructuring plan, the Company closed terminals in Baton Rouge, LA, Chattanooga, TN, Port Neches, TX and Tulsa, OK. The Company also downsized and refocused its Houston, TX terminal on those lanes of traffic upon which it could achieve balanced freight demand.

Total shipments in the first quarter of 1997 were 6,970 compared to 7,051 in the first quarter of 1996. Average miles per shipment decreased to 382 from 445 in 1996, average revenue per shipment decreased to $889 from $956 in 1996, and revenue per mile increased from $2.15 to $2.32 for 1997. These changes reflect the elimination of some non-contributory long-haul business associated with the company's terminals in Texas and the Southern U.S. The effect of industry over-capacity on pricing also effected revenue per shipment.

Operating Expenses

Operating expenses as a percentage of revenue ("operating ratio") decreased to 106.1% in 1997 from 106.3% in 1996. Contractual increases in union wages and benefits combined with intense pricing pressure, the Company's inability to recover significantly increased fuel costs and the Company's low levels of capacity utilization in certain markets offset reductions in expenses that were achieved as part of the Company's profit improvement plan and TQM program.

Compensation expense decreased as a percentage of revenue to 57.5% from 58.9% in 1996. The decrease reflects corporate downsizing offset by contractually increased union wages and benefits.

Fuel and fuel taxes remained consistent at 8.9% of revenues for both periods. The Company has not been able able to fully recapture higher fuel costs due to market conditions.

Depreciation expense decreased $114,000 to 8.1% of revenue from 9.1% of revenue in 1996. The decrease primarily reflects the sale of 43 power units in 1996 as part of the Company's fleet downsizing.

Rent and purchased transportation increased $82,000 to 5.6% of revenue compared to 3.9% in 1996. The increase is primarily attributable to a change in classification of certain leases for 1997 as part of the restructuring of the Company's fleet financing in December 1996.

Interest and Other

Interest expense decreased $77,000 from 1996 to 1997 primarily due to the fleet downsizing and restructuring of the Company's long-term debt and capital lease obligations.

Non-operating income increased $56,000 from 1996 to 1997. This increase includes a net gain of $72,000 on the disposal of equipment in 1997.

Income Taxes

The effective rate of income tax benefit decreased from 38% in 1996 to 0% in 1997 as the Company is not recording an income tax benefit in 1997.

Net Loss


The Company incurred a net loss of $453,000 or $.11 per share in 1997 compared to a net loss of $390,000 or $.09 per share in 1996. Decreased business volume caused by industry overcapacity, terminal closures and severe winter weather conditions impacted revenues. Operating costs were adversely impacted by sharply higher fuel prices, especially on the west coast, and higher union wage and benefit rates. These factors contributed significantly to the losses experienced during 1997 and 1996.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $217,000 for the three month period ended March 31, 1997. Net cash of $199,000 provided by investing activities represented proceeds of $219,000 from the disposal of excess equipment, offset by $20,000 of capital expenditures.

In order to finance its operations and fund capital expenditures, the Company obtained loans from its principal lender and loans, capital and operating leases from equipment manufacturers and other asset based lenders/lessors for its revenue equipment.

The equipment loans/leases, which are of shorter duration (four to five years for tractors, five to seven years for trailers) than the economic useful lives of the equipment, result in maturities that contribute to working capital deficits. At March 31, 1997 the Company had a working capital deficiency of approximately $3,617,000. The equipment modernization program and associated financing combined with recent losses by the Company have created the working capital deficit.

The Company's combined credit arrangement provides for a line of credit at an interest rate of 1.5% over the lender's reference rate (8.25% at March 31, 1997). Maximum borrowing under the line is limited to the lesser of $4,000,000 or 85% of eligible accounts receivable which were $2,775,000 at March 31, 1997. The unused portion of the line of credit was $18,000 at March 31, 1997.

The combined credit arrangement includes various restrictive covenants including, a prohibition on dividends and minimum adjusted net worth. At March 31, 1997, the Company was in compliance with all of the debt covenants relating to this credit arrangement.

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

In January 1997, the Company entered into a loan agreement ("the Agreement") with the holder of the Company's preferred stock (the "Lender"). The Lender has agreed to advance funds to the Company at the Company's request. The principal balance of all funds advanced by the Lender shall bear interest at the rate of 10%, and all amounts loaned under the Agreement (including interest) shall be payable within ten days of written demand by Lender. The Company borrowed $100,000 from the Lender in January 1997.

Seasonality

Seasonality causes variations in the operations of the Company as well as industry-wide. Demand for the Company's services is generally highest during the summer and fall months.

Historically, expenses are greater as a percentage of revenues in the winter months as operating efficiency is lower because of lower utilization rates and weather related costs.

Inflation

The effect of inflation on the Company has not been significant during the last two years. However, an extended period of inflation could be expected to have an impact on the Company's earnings by causing interest rates, fuel and other operating costs to increase. Unless freight rates could be increased on a timely basis, operating results would be adversely affected. High fuel prices have impacted the Company's results of operations in 1996 and 1997. Market conditions did not allow the Company to fully recapture increased fuel costs.

Deregulation

The Company has historically derived significant revenue from intrastate shipments in the states of Oregon and Washington pursuant to operating authorities granted, and tariff rates approved, by the regulatory bodies in those states. Effective January 1, 1995, the authority of those states to regulate entry into those markets and the rates charged for such intrastate shipments were terminated by federal statute. This termination has resulted in increased competition and downward pressure on rates charged by the Company in these markets. Since January 1, 1995, deregulation has negatively impacted the Company's business in the Northwest as the Company lost business to new entrants into this market.

Contingencies

Information regarding contingencies is included in Note 4 to the financial statements beginning on page 8 and incorporated herein by reference.

Part II.  OTHER INFORMATION

 Item 1.  Legal Proceedings        Information regarding legal proceedings is
                                   included in Note 4 paragraphs (a) thru (e) to the financial statements beginning on page 8 and incorporated herein by reference.

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

ARROW TRANSPORTATION CO.
(Registrant)




Dated:  May 13, 1997      By:  /s/ William J. Stanners, Jr.
                               ----------------------------

                               William J. Stanners, Jr.
                               Senior Vice President and Chief Financial Officer