Form 10-Q
period 1997-06-30
ARROW TRANSPORTATION CO
filed 1997-08-19
CIK 906599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       -------------------  --------------

                           Commission File No. 0-21922

                            ARROW TRANSPORTATION CO.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Oregon                                             93-1103182
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                              Identification No.)

10145 N. Portland Road, Portland, Oregon                          97203
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:    (503) 286-3661

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                     Outstanding at June 30, 1997
--------------------------                          ----------------------------

Common stock, no par value                                4,261,005  Shares

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                Form 10-Q -- For the Quarter Ended June 30, 1997



                                      INDEX

Part I.   FINANCIAL INFORMATION                                            Page
                                                                           ----
  Item 1. Financial Statements

          a)  Consolidated Balance Sheets --June 30, 1997 and                 3
              December 31, 1996

          b)  Consolidated Statements of Operations -- Three and Six Months
              Ended June 30, 1997 and June 30, 1996                           4

          c)  Consolidated Statements of Shareholders' Equity (Deficiency) --
              December 31, 1996 and June 30, 1997                             5

          d)  Consolidated Statements of Cash Flows -- Six Months
              Ended June 30, 1997 and June 30, 1996                           6

          e)  Notes to Consolidated Financial Statements                      7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

Part II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                  15

  Item 2. Changes in Securities                                              15

  Item 3. Defaults Upon Senior Securities                                    15

  Item 4. Submission of Matters to a Vote of Security Holders                15

  Item 5. Other Information                                                  15

  Item 6. Exhibits and Reports on Form 8-K                                   15

          Signatures                                                         16

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Amounts in thousands)


                                                               June 30,
                                                                 1997             December 31,
                                                              (Unaudited)             1996
                                                              -----------         -----------
         ASSETS

         Cash                                                 $       47          $       64
         Accounts receivable, net                                 2, 940               2,758
         Other receivables                                            35                  52
         Repair parts and supplies                                   227                 236
         Prepaid expenses and other                                  829                 744
         Prepaid tires                                               479                 483
         Deferred income taxes                                        58                  58
                                                              -----------         -----------
             Total current assets                                  4,615               4,395
         Equipment and property, net                              10,757              11,877
         Other assets                                                 56                  60
         Deferred income taxes                                       307                 307
                                                              -----------         -----------
              Total assets                                    $   15,735          $   16,639
                                                              ===========         ===========


         LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

         Line of credit borrowings                            $    1,729          $    1,915
         Note payable to shareholder                                  70                  -
         Accounts payable                                          2,663               1,673
         Accrued expenses                                          1,912               2,034
         Current portion of debt and capital leases                2,646               2,140
                                                              -----------         -----------
                    Total current liabilities                      9,020               7,762
         Long-term debt                                            3,854               4,280
         Obligations under capital leases                          3,002               3,534
         Claims and contingencies                                     -                   -
         Shareholders' equity:
          Preferred stock, $5.00 par value (authorized 500,000
          shares; issued and outstanding 50,000 shares)              250                 250
         Common stock, no par value (authorized 10,000,000
          shares; issued and outstanding 4,261,005 in 1997
          and 4,191,366 in 1996)                                   4,934               4,909
         Preferred stock dividend to be distributed                    1                  -
         Accumulated deficit                                      (5,326)             (4,096)
                                                              -----------         -----------
                   Total shareholders' (deficiency) equity          (141)              1,063
                                                              -----------         -----------
              Total liabilities and
                         shareholders'(deficiency) equity     $   15,735          $   16,639
                                                             ===========         ===========


                 See notes to consolidated financial statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)



                                                 For the Three Months Ended      For the Six Months Ended
                                                 --------------------------      ------------------------
                                                  June 30,         June 30,       June 30,       June 30,
                                                    1997             1996           1997           1996
                                                 ---------        ---------      ---------      ---------
Operating revenues                               $  6,438         $  7,419       $ 12,631       $ 14,158
                                                 ---------        ---------      ---------      ---------

Compensation                                        3,749            4,173          7,311          8,140
Supplies and maintenance                              568              831          1,297          1,647
Fuel and fuel taxes                                   553              692          1,104          1,293
Depreciation and amortization                         494              616            993          1,229
Taxes and licenses                                    280              274            523            527
Insurance and claims                                  217              285            445            489
Selling and administration                            101              379            398            683
Rent and purchased transportation                     354              344            699            606
Communication and utilities                            71              123            188            267
                                                 ---------        ---------      ---------      ---------
  Total operating expenses                          6,387            7,717         12,958         14,881
                                                 ---------        ---------      ---------      ---------

Income (loss) from operations                          51             (298)          (327)          (723)
Interest expense                                      222              280            447            582
Non-operating income                                   (7)             (33)          (157)          (130)
                                                 ---------        ---------      ---------      ---------
Loss before income taxes and extraordinary items     (164)            (545)          (617)        (1,175)
Income tax benefit                                     -              (210)            -            (453)
                                                 ---------        ---------      ---------      ---------
Loss before extraordinary items                      (164)            (335)          (617)          (722)
Extraordinary items                                  (612)              -            (612)            -
                                                 ---------        ---------      ---------      ---------
Net loss                                         $   (776)        $   (335)      $ (1,229)      $   (722)
                                                 =========        =========      =========      =========
Loss per share:
       Loss before extraordinary items           $   (.04)        $   (.08)      $   (.15)      $    (.17)
       Extraordinary items                           (.14)              -            (.14)             -
                                                 ---------        ---------      ---------      ---------
       Net loss                                  $   (.18)        $   (.08)      $    (.29)     $    (.17)
                                                 =========        =========      ==========     ==========
       Shares used in per share calculation         4,247            4,161           4,228          4,154







                 See notes to consolidated financial statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
          Consolidated Statements of Shareholders' Equity (Deficiency)
                                   (Unaudited)
                             (Amounts in thousands)



                                                          Preferred
                                                            Stock                           Total
                                  Preferred    Common    Dividend to    Accumulated     Shareholders'
                                    Stock      Stock    Be Distributed    Deficit    Equity (Deficiency)
                                  ---------  ---------  --------------  -----------  -------------------
Balance, December 31, 1996        $    250   $  4,909   $         -     $   (4,096)  $            1,063
Issuance of stock for ESPP (1)          -          25             -             -                    25
Preferred stock dividend                -          -               1           (1)                   -
Net loss                                -          -               -        (1,229)              (1,229)
                                  ---------  ---------  --------------  -----------  -------------------
Balance, June 30, 1997            $    250   $  4,934   $          1    $   (5,326)  $             (141)
                                  =========  =========  ==============  ===========  ===================



(1)  ESPP is the Employee Stock Purchase Plan
































                 See notes to consolidated financial statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                    Six Months Ended
                                                           ----------------------------------
                                                             June 30,              June 30,
Cash flows from operating activities:                          1997                  1996
                                                           ------------          ------------
Net loss                                                   $    (1,229)         $      (722)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  993                 1,246
    Deferred income taxes                                            0                  (453)
    Extraordinary items                                            612                    -
    Gain on sale of equipment, net                                 (48)                   -
    Changes in operating assets and liabilities:
      Receivables                                                 (165)                 (624)
      Repair parts and supplies                                      9                     6
      Prepaid expenses and other                                   (85)                  219
      Prepaid tires                                                 -                    159
      Accounts payable and accrued expenses                        881                    21
      Other                                                          3                   (32)
                                                           ------------          ------------
Net cash provided by (used in) operating activities                971                  (180)
                                                           ------------          ------------

Cash flows from investing activities:
  Capital expenditures                                             (40)                  (68)
  Proceeds from sale of assets held for sale and equipment         219                   662
                                                           ------------          ------------
Net cash provided by investing activities                          179                   594
                                                           ------------          ------------

Cash flows from financing activities:
  Increase (decrease) in bank overdrafts                          (625)                  273
  Net (payment) borrowing on line of credit                       (186)                  771
  Net proceeds from shareholder note                                70                    -
  Proceeds from employee stock purchase plan                        25                    19
  Repayments:
    Long-term debt                                                (232)                 (696)
    Capital lease obligations                                     (219)               (1,033)
  Issuance of preferred stock                                       -                    250
                                                           ------------          ------------
Net cash used in financing activities                           (1,167)                 (416)
                                                           ------------          ------------

Net decrease in cash                                               (17)                   (2)
                                                           ------------          ------------
Cash at beginning of period                                         64                    33
                                                           ------------          ------------
Cash at end of period                                      $        47           $        31
                                                           ============          ============

Supplemental disclosures of cash flow information:
  Cash paid during the six months for interest             $       352           $       520








                 See notes to consolidated financial statements.

                     ARROW TRANSPORTATION CO. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) Reorganization

On June 2, 1997, Arrow's wholly-owned operating subsidiary, Arrow Transportation Co. of Delaware, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Oregon ("the Court"). The company is operating as a debtor-in-possession subject to the jurisdiction of the Court.

(2)  Financial Statements

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying unaudited consolidated financial statements reflect in the opinion of management all adjustments considered necessary for a fair presentation as of June 30, 1997.

Bankruptcy laws provide that interest is not payable to a lender where that lender is undersecured, so the Company has made estimates of the value of certain of its fixed assets which are encumbered with loans and capital leases. In those instances where the Company estimates that the lender is undersecured, interest expense has not been accrued for the post bankruptcy filing period. Detailed appraisals of assets, future court decisions and/or future stipulated agreements with the respective lenders and lessors may in the future cause these estimates to be altered and the filing of a plan of reorganization may also result in the restatement of the related indebtedness.

(3) Extraordinary Items

Extraordinary items include a $500,000 charge to reflect a summary judgement ruling by the District Court Judge in favor of Sal N. Cincotta, the former CEO for Arrow, in his action for breach of an employment agreement. The other $112,000 of extraordinary items primarily represents professional fees incurred due to the Company's bankruptcy filing (see Note 1).

(4) Employee Stock Purchase Plan

During the three months ended June 30 1997, the Company suspended issuance of stock under the Employee Stock Purchase Plan.

(5)  Credit Arrangement

On June 2, 1997, the Company entered an agreement to modify and extend its current credit arrangement during the Company's reorganization. The arrangement provides for a line of credit at an interest rate of 1.5% over the lender's reference rate (8.5% at June 30, 1997). Maximum borrowing under the line is limited to the lesser of $3,000,000 or 85% of eligible accounts receivable which were $2,586,000 at June 30, 1997. The unused portion of the line of credit was $469,000 at June 30, 1997.

The Company's authority to borrow money under the arrangement terminates upon the earliest of November 15, 1997, the effective date of a plan of reorganization confirmed in the Company's Chapter 11 case, the conversion of the Company's case to a case under Chapter 7 of the Unites States Bankruptcy Code, the appointment of a trustee for the Company, or the occurrence of an event of default under the terms of the arrangement.

(6) Shareholders' (Deficiency) Equity

A temporary account, "Preferred Stock Dividend to Be Distributed", has been established to reflect an annual stock dividend payable pursuant to the Preferred Stock Purchase and Option Agreement ("the Agreement"). When the 3,500 shares are distributed, the temporary account will be eliminated and permanent capital accounts will be adjusted.

(7) Subsequent Events

During July 1997, the Court authorized the Company to make reduced monthly payments under equipment financing agreements with four of its creditors while the Company is reorganizing. The Company's financing agreement with another creditor was rejected by the Court effective July 1, 1997 and nine tractors were returned to such creditor. The Company has not yet received authorization to make payments under equipment financing agreements with two other creditors.

(8)  Claims and Contingencies

The Company is party to three potentially material actual or pending proceedings. All pre-bankruptcy litigation and claims have been automatically stayed under Section 362 of the U.S. Bankruptcy Code. All pre-bankruptcy litigation and claims will be addressed by the Bankruptcy Court in due course.

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

An action was filed against the Company on May 7, 1996, by Sal N. Cincotta in the United States District Court for the District of Oregon alleging breach of contract and unpaid wages. Mr. Cincotta was previously employed by the Company as its President and Chief Executive Officer, and was a director of the Company prior to his resignation on May 3, 1996. On October 18, 1996, Mr. Cincotta filed a motion for summary judgement in this action, seeking $458,139 in total damages. On February 11, 1997, a Magistrate Judge entered a Proposed Findings and Recommendation in favor of Mr. Cincotta, including an award of pre-judgement interest. The Company strongly objected to the Proposed Findings and Recommendation and appealed the issue to a District Court Judge. In May 1997, the District Court Judge adopted the Magistrate's findings and recommendation that the plaintiff's motion for summary judgement on all claims be granted. Extraordinary items include a $500,000 charge to reflect the summary judgement ruling by the District Court Judge in favor of Sal N. Cincotta.

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

(9) New Accounting Pronouncements

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

On Monday, June 2, 1997, a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code was filed for the Registrant's only wholly owned subsidiary Arrow Transportation Co. of Delaware. The financial burden imposed by rapid fleet and geographic expansion, and an unfavorable union labor agreement, combined with intrastate deregulation and contingent liabilities and litigation faced by the Company, made it impossible for the company to continue to operate without some relief from those obligations.

The Company's subsidiary is continuing to operate normally and is moving forward with its profit improvement plan. The Company's working capital lender has been supportive and agreed to provide financing to the Company during the bankruptcy reorganization process. In addition, its principal equipment lenders and lessors and unsecured creditors have been supportive of the Company's reorganization efforts. Four major requirements must be achieved as part of the bankruptcy reorganization process in order for the Company's subsidiary to successfully emerge from the bankruptcy a stronger, more competitive operator in its industry.

These requirements are: (1) A new labor agreement with the Teamsters Union which will allow the Company to improve its competitive position enabling it to compete effectively against non-union competitors which now represent approximately 90% of the tank truckload market. (2) A recapitalization of the Company's subsidiary from the infusion of new equity capital. (3) A restructuring of all its debt and lease obligations on terms which will enable the Company to generate a positive cash flow. (4) Resolution of the pre bankruptcy litigation and claims against the Company and its subsidiary.

The most critical component to a successful reorganization is item (1) above, a new labor agreement with the Teamsters Union. Requirements numbers (2) and (3) are dependant upon achieving a labor agreement that will enable the company to compete effectively and operate profitably. The Company is currently engaged in negotiations with the Teamsters in a attempt to achieve this most critical requirement. If the Company is unable to reach agreement with the Teamsters Union on a new labor agreement, it will most likely seek a buyer for the business or discontinue operations and its bankruptcy proceeding will be converted to a Chapter 7 liquidation.

Results of Operations

Operating Revenues

Revenue for the quarter and six months ended June 30, 1997 decreased 13.2% and 10.8%, respectively, compared to the same periods in 1996. During 1996, as part of its restructuring plan, the Company closed terminals in Baton Rouge, LA, Chattanooga, TN, Port Neches, TX and Tulsa, OK. The Company also downsized and refocused its Houston, TX terminal on those lanes of traffic upon which it could achieve balanced freight demand.

Shipments totaling 7,586 and 14,556 for the quarter and six months ended June 30, 1997, respectively, represent decreases of 2.2% and 1.7% compared to the same periods in 1996. Average miles per shipment decreased to 381 and 382 for the quarter and six months ended June 30, 1997, respectively, from 446 and 445 for the same periods in 1996. Average revenue per shipment decreased to $849 and $868 for the quarter and six months ended June 30, 1997, respectively, from $956 for both periods in 1996. Revenue per mile increased to $2.23 and $2.27 for the quarter and six months ended June 30, 1997, compared to $2.10 for both periods in 1996. These changes reflect the elimination of some non-contributory long-haul business associated with the company's terminals in Texas and the Southern U.S. The effect of industry over-capacity on pricing also effected revenue per shipment.

Operating Expenses

Operating expenses, as a percentage of revenue ("operating ratio"), decreased to 99.2% and 102.6% for the quarter and six months ended June 30, 1997, respectively, compared to 104.0% and 105.1% for the same periods in 1996. Contractual increases in union wages and benefits combined with intense pricing pressure, the Company's inability to recover significantly increased fuel costs and the Company's low levels of capacity utilization in certain markets offset reductions in expenses that were achieved as part of the Company's profit improvement plan and TQM program.

Compensation expense remained consistent as a percentage of revenue (57.9% in 1997 versus 57.5% in 1996), with a decrease due to corporate downsizing offset by contractually increased union wages and benefits.

Fuel and fuel taxes as a percentage of revenue decreased from 9.1% to 8.8% for the comparable six month periods, reflecting the decrease from 9.3% to 8.6% for the comparable second quarters. The decreases are primarily due to recent decreases in fuel prices.

Depreciation and amortization expense decreased $122,000 and $236,000 for the comparable second quarters and six month periods, respectively. The decrease reflects the sale of 43 power units in 1996 as part of the Company's fleet downsizing, and a change in classification of certain leases for 1997 as part of the restructuring of the Company's fleet financing in December 1996.

Selling and administrative expenses decreased $285,000 for the six months ended June 30, 1997 when compared to the same period in 1996. This decrease includes a $278,000 decrease for the comparable second quarters due to changes in professional fees incurred and some general cost reductions. During 1996, the Company was implementing a TQM program and was incurring legal fees related to various claims or contingencies. These 1996 expenses were classified as selling and administrative expenses. During 1997, the Company has primarily incurred extraordinary professional fees in correlation with its bankruptcy filing. These 1997 expenses are classified as extraordinary items.

Rent and purchased transportation increased $93,000 to 5.5% of revenue compared to 4.3% in 1996. The increase is primarily attributable to a change in classification of certain leases for 1997 as part of the restructuring of the Company's fleet financing in December 1996.

Communication and utilities decreased $52,000 and $79,000 for the comparable quarters and six month periods primarily due to the discontinuance of cellular phones as the primary mode of communication between the Company's dispatchers and its drivers.

Interest Expense

Interest expense for the comparable six month periods decreased $135,000 from 1996 to 1997 primarily due to the fleet downsizing and restructuring of the Company's long-term debt and capital lease obligations. Bankruptcy laws provide that interest is not payable to a lender where that lender is undersecured, so the Company has made estimates of the value of certain of its fixed assets which are encumbered with loans and capital leases. In those instances where the Company estimates that the lender is undersecured, interest expense has not been accrued for the post bankruptcy filing period. Detailed appraisals of assets, future court decisions and/or future stipulated agreements with the respective lenders and lessors may in the future cause these estimates to be altered and the filing of a plan of reorganization may also likely result in the restatement of the related indebtedness.

Non-operating Income

Non-operating income increased $27,000 for the first six months of 1997 versus 1996. This increase includes a net gain of $48,000 on the disposal of equipment in 1997.

Income Taxes

The effective rate of income tax benefit decreased from 39% in 1996 to 0% in 1997 as the Company is not recording an income tax benefit in 1997.

Extraordinary items

Extraordinary items include a $500,000 charge to reflect a summary judgement ruling by the District Court judge in favor of the former CEO for the Company, in his action for breach of an employment agreement. The other $112,000 of extraordinary items primarily represents professional fees incurred due to the Company's bankruptcy filing (see Note 1 to the consolidated financial statements).

Net Loss

The Company was able to reduce its operating loss by 55% from 1996 to 1997, but extraordinary charges increased the net loss by $612,000 or $.14 per share from 1996 to 1997. Decreased business volume caused primarily by terminal closures impacted revenues.

Liquidity and Capital Resources

On June 2, 1997, Arrow's wholly-owned operating subsidiary, Arrow Transportation Co. of Delaware, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Oregon ("the Court"). The company is operating as a debtor-in-possession subject to the jurisdiction of the Court. At June 30, 1997 the Company had a working capital deficiency of approximately $4,405,000.

Operating activities provided $971,000 of net cash for the six months ended June 30, 1997 primarily due to the decrease in bank overdrafts being reflected as a financing activity and the extraordinary items. Net cash of $179,000 provided by investing activities represented proceeds of $219,000 from the disposal of excess equipment, offset by $40,000 of capital expenditures.

On June 2, 1997, the Company entered an agreement to modify and extend its current credit arrangement during the Company's reorganization. The arrangement provides for a line of credit at an interest rate of 1.5% over the lender's reference rate (8.5% at June 30, 1997). Maximum borrowing under the line is limited to the lesser of $3,000,000 or 85% of eligible accounts receivable which were $2,586,000 at June 30, 1997. The unused portion of the line of credit was $469,000 at June 30, 1997.

The Company's authority to borrow money under the arrangement terminates upon the earliest of November 15, 1997, the effective date of a plan of reorganization confirmed in the Company's Chapter 11 case, the conversion of the Company's case to a case under Chapter 7 of the Unites States Bankruptcy Code, the appointment of a trustee for the Company, or the occurrence of an event of default under the terms of the arrangement.

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

Inflation

The effect of inflation on the Company has not been significant during the last two years. However, an extended period of inflation could be expected to have an impact on the Company's earnings by causing interest rates, fuel and other operating costs to increase. Unless freight rates could be increased on a timely basis, operating results would be adversely affected. High fuel prices have impacted the Company's results of operations in 1996 and to a lesser degree in 1997. Market conditions did not allow the Company to fully recapture increased fuel costs.

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

Contingencies

Information regarding contingencies is included in Note 8 to the financial statements beginning on page 8 and incorporated herein by reference.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                     Information regarding legal
                                              proceedings is included in Notes 3
                                              and 8 to the financial statements
                                              beginning on pages 7 and 8,
                                              respectively, and incorporated
                                              herein by reference.

 Item 2. Changes in Securities                                        NONE

 Item 3. Defaults Upon Senior Securities                              NONE

 Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of shareholders on June 24, 1997 the shareholders elected five directors, each for terms expiring at the 1998 Annual Meeting. Votes cast in relation to this matter are summarized as follows:




                                    AGAINST OR    ABSTENTIONS AND
NAME                     FOR         WITHHELD     BROKER NON-VOTES
----                     ---        ----------    ----------------
William R. Blosser     3,591,301     483,830           -0-
James N. Cutler, Jr.   3,573,406     501,725           -0-
Robert H. Cutler       3,571,706     503,425           -0-
Jerry A. Parsons       3,591,301     483,830           -0-
Thomas D. Taylor       3,585,601     489,530           -0-


The shareholders also ratified the appointment of Deloitte & Touche LLP to serve as independent auditors to the Company for the Year 1997. Votes cast in relation to this matter are summarized as follows:

               Against or     Abstentions and
For            Withheld       Broker Non-Votes
---            ----------     ----------------
3,599,400       475,731            -0-


Item 5.  Other Information                                              NONE

Item 6.  Exhibits and Reports on Form 8-K

         Arrow Transportation Company filed a Form 8-K on June 2, 1997 to report that its wholly-owned operating subsidiary, Arrow Transportation Co. of Delaware, filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Oregon. The company is operating as a debtor-in-possession subject to the jurisdiction of that court.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW TRANSPORTATION CO.
(Registrant)



Dated: August 19, 1997    By: /s/ William J. Stanners, Jr.
                              ----------------------------
                              William J. Stanners, Jr.
                              Senior Vice President and Chief Financial Officer